Form 10-Q
period 2001-06-30
APPLE HOSPITALITY TWO INC
filed 2001-08-14
CIK 1132747

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 333-53984

                           APPLE HOSPITALITY TWO, INC.
             (Exact name of registrant as specified in its charter)

                   VIRGINIA                                  54-2010305
         (State or other jurisdiction                       (IRS Employer
       of incorporation or organization)                 Identification No.)

             306 EAST MAIN STREET
              RICHMOND, VIRGINIA                                23219
   (Address of principal executive offices)                  (Zip Code)

                                 (804) 643-1761
              (Registrant's telephone number, including area code)

                                 Not Applicable
                 (Former name, former address, and former fiscal
                       year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---

At August 1, 2001, there were outstanding 7,756,496 shares of common stock, no par value, of the registrant.

                           APPLE HOSPITALITY TWO, INC.
                                    FORM 10-Q

                                      INDEX

                                                                    Page Number
                                                                    -----------
PART I.    FINANCIAL INFORMATION

    Item 1.   Financial Statements (Unaudited)

                   Consolidated Balance Sheets -                        3
                   As of June 30, 2001 and January 17, 2001

                   Consolidated Statement of Operations -               4
                   Three months ended June 30, 2001 and for the period January 17, 2001 through June 30, 2001

                   Consolidated Statement of Shareholders'              5
                   Equity-For the period January 17,
                   2001 through June 30, 2001

                   Consolidated Statement of Cash Flows -               6
                   For the period January 17, 2001 through
                   June 30, 2001

                   Notes to Consolidated Financial Statements           7

    Item 2.   Management's Discussion and Analysis                     12
              of Financial Condition and Results of
              Operations

    Item 3.   Quantitative and Qualitative Disclosures                 15
              about Market Risk

PART II.   OTHER INFORMATION:

    Item 1.   Legal Proceedings (not applicable).

    Item 2.   Changes in Securities and Use of Proceeds                16

    Item 3.   Defaults Upon Senior Securities
              (not applicable).

    Item 4.   Submission of Matters to a Vote of Security
              Holders (not applicable).

    Item 5.   Other Information (not applicable)

    Item 6.   Exhibits and Reports on Form 8-K                         17

APPLE HOSPITALITY TWO, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                                       (Initial
                                                                                                    Capitalization)
                                                                                 June 30,             January 17,
                                                                                   2001                   2001
                                                                                ------------          -----------
ASSETS

Cash and cash equivalents                                                       $ 11,047,830               $ 100
Prepaid expenses                                                                      85,051                   -
Notes receivable                                                                  47,000,000                   -
Interest receivable                                                                  470,000                   -
Other assets                                                                       1,185,021                   -
                                                                                ------------               -----
Total Assets                                                                    $ 59,787,902               $ 100
                                                                                ============               =====

LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Accounts payable                                                                $     98,100                   -
Accrued expenses                                                                      22,274                   -
Account payable-affiliate                                                             25,429                   -
                                                                                ------------               -----
Total Liabilities                                                                    145,803                   -

Shareholders' equity
Common stock, no par value, authorized 200,000,000
   shares; issued and outstanding 6,781,348                                       59,035,871               $ 100
Series B convertible preferred  stock, no par value, authorized 240,000
shares; issued and outstanding 240,000 shares                                         24,000                   -
Distributions less than net income                                                   582,228                   -
                                                                                ------------               -----

Total Shareholders' Equity                                                        59,642,099                 100
                                                                                ------------               -----

Total Liabilities and Shareholders' Equity                                        59,787,902               $ 100
                                                                                ============               =====

See accompanying notes to consolidated financial statements.

APPLE HOSPITALITY TWO, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                                      For the period
                                                                                                     January 17, 2001
                                                                             Three months ended            through
                                                                               June 30, 2001            June 30, 2001
                                                                             ------------------      ----------------
REVENUES:
        Interest income                                                           $ 635,526              $ 635,526

EXPENSES:
        General and administrative                                                   53,298                 53,298
                                                                                  ---------              ---------
                Total expenses                                                       53,298                 53,298
                                                                                  ---------              ---------
Net income                                                                        $ 582,228              $ 582,228
                                                                                  =========              =========
Basic and diluted earnings per common share                                       $    0.20              $    0.36
                                                                                  =========              =========



See accompanying notes to consolidated financial statements.

APPLE HOSPITALITY TWO, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                         Series B
                                                                        Convertible
                                             Common Stock             Preferred Stock
                                     ----------------------------------------------------    Distributions       Total
                                       Number                      Number                     Less Than       Shareholders'
                                     of Shares        Amount     of Shares         Amount     Net Income         Equity
                                     --------------------------------------------------------------------------------------
Balance at January 17, 2001,
 (initial capitalization)                   10    $       100          --              --    $      --        $        100


Net proceeds from the sale
 of common shares                    6,781,338     59,035,771          --              --           --          59,035,771

Issuance of Series B convertible
 preferred shares                           --             --     240,000        $ 24,000                           24,000

Net income                                  --             --          --              --      582,228             582,228
                                     --------------------------------------------------------------------------------------
Balance at June 30, 2001             6,781,348    $59,035,871     240,000        $ 24,000    $ 582,228        $ 59,642,099
                                     ======================================================================================

See accompanying notes to consolidated financial statements.

APPLE HOSPITALITY TWO, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                            For the period
                                                                           January 17, 2001
                                                                               through
                                                                            June 30, 2001
                                                                           ----------------
Cash flow from operating activities:

   Net income                                                              $   582,228
   Changes in operating assets and liabilities
        Prepaid expenses                                                       (85,051)
        Interest receivable                                                   (470,000)
        Other assets                                                          (184,021)
        Accounts payable                                                        98,100
        Accounts payable-affiliates                                             25,429
        Accrued expenses                                                        22,274
                                                                           -----------
                Net cash used in operating activities                          (11,041)

Cash flow from investing activities:

        Issuance of promissory note                                        (47,000,000)
        Deposit for potential acquisition                                   (1,001,000)
                                                                           -----------
                Net cash used in investing activities                      (48,001,000)

Cash flow from financing activities:

   Net proceeds from issuance of common stock                               59,035,771
   Payment from officer-shareholder for Series B convertible
     preferred stock                                                            24,000
                                                                           -----------
                Net cash provided by financing activities                   59,059,771

                Increase in cash and cash equivalents                       11,047,730

Cash and cash equivalents, beginning of period                                     100
                                                                           -----------
Cash and cash equivalents, end of period                                   $11,047,830
                                                                           ===========


See accompanying notes to consolidated financial statements.

                           APPLE HOSPITALITY TWO, INC
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2001


(1)      General Information and Summary of Significant Accounting Policies
         ------------------------------------------------------------------

         Basis of Presentation
         ---------------------
         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period January 17, 2001 through June 30, 2001 are not necessarily indicative of the results that may be expected for the period ended December 31, 2001 as the Company was formed on January 17, 2001, additional capital was not obtained until May 1, 2001 and no acquisitions were made as of June 30, 2001. These consolidated financial statements should be read in conjunction with the audited balance sheet dated January 17, 2001, included in the Company's currently effective Form S-11 filed with the Securities and Exchange Commission.

         Organization
         ------------
         Apple Hospitality Two, Inc. (the "Company"), a Virginia corporation, was formed on January 17, 2001. The first investor closing was on May 1, 2001. There were no hotel acquisitions as of June 30, 2001. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

         The Company intends to operate in one defined business segment consisting of upper-end, extended stay hotel properties.

         The Company established Apple Hospitality Management, Inc. (the "Lessee"), a 100% owned taxable REIT subsidiary. The Lessee will lease all hotel properties.

         The REIT Modernization Act, effective January 1, 2001, permits REIT's to establish taxable businesses to conduct certain previously disallowed business activities. The Act also reduces the REIT distribution requirement from 95% to 90% of its taxable income.

         The Company did not have any items of comprehensive income requiring separate reporting and disclosure for the periods presented.

         Organization and Start-up Costs
         -------------------------------
         Organization and start-up costs are expensed as incurred.

         Cash and Cash Equivalent
         ------------------------
         Cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximate their carrying value.

         Earnings Per Common Share
         -------------------------
         Basic and diluted earnings per common share are calculated in accordance with FASB Statement No. 128 "Earnings Per Share." Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year.

         Income Taxes
         ------------
         The Company intends to make an election to be treated as a REIT under
         Section 856 to 860 of the Internal Revenue Code. Accordingly, no provision for federal income taxes has been reflected in the financial statements. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation.

         The taxable REIT subsidiary is subject to federal and state income taxes. The taxable REIT subsidiary has no income tax liability at June 30, 2001.

         Use of Estimates
         ----------------
         The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

(2)      Notes Payable
         -------------

         On February 28, 2001, the Company obtained a line of credit in a principal amount of up to $300,000 from Apple Suites, Inc. Mr. Glade M. Knight is the President and Chairman of the Board of Directors of Apple Suites, Inc. This line of credit bore interest at 8.5%. The Company borrowed $140,000. Mr. Knight guaranteed repayment of the loan. The principal balance and interest were paid in full in May 2001 with proceeds from the sale of common shares.

(3)       Shareholders' Equity
         ---------------------

         The Company is raising equity capital through a "best-efforts" offering of shares by David Lerner Associates, Inc. (the "Managing Dealer"), which will receive selling commissions and a marketing expense allowance based on proceeds of the shares sold. The Company received gross proceeds of $66,234,420 from the sale of 3,157,895 shares at $9.50 per share and 3,623,443 shares at $10 per share during the three month period ended June 30, 2001. The net proceeds of the offering, after deducting selling commissions and other offering costs were $59,035,871.

         With each purchase of one common share the Company issued one Series A preferred share. The Series A preferred shares have no voting rights, no conversion rights and no distribution rights. The only right associated with the Series A preferred shares will be a priority distribution upon the sale of the Company's assets. The priority would be equal to $10.00 per Series A preferred share, and no more, before any distributions are made to the holders of any other shares. The Series A preferred shares will not be separately tradable from the common shares to which they relate. As of June 30, 2001, the number of authorized, issued and outstanding Series A preferred shares are the same as the common shares.

(4)      Related Parties
         ---------------

         The Company has contracted with Apple Suites Realty Group, Inc. ("ASRG") to acquire and dispose of real estate assets for the Company. In accordance with the contract ASRG is to be paid a fee of 2% of the purchase price of any acquisitions or sale price of any dispositions of real estate investments, subject to certain conditions, in addition to certain reimbursable expenses. Since no acquisitions had taken place as of June 30, 2001, no payments have been made to ASRG under the agreement.

         The Company has contracted with Apple Suites Advisors, Inc. ("ASA") to advise and provide day to day management services to the Company. In accordance with the contract, the Company will pay ASA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. At June 30, 2001, ASA had earned $24,429 under this agreement.

         ASRG and ASA are 100% owned by Mr. Knight, Chairman and President of the Company. ASRG and ASA may purchase in the "best efforts" offering up to 2.5% of the total number of shares of the Company sold in the offering.

(5)      Earnings Per Share
         ------------------

         The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:


                                                                           For the period
                                                                          January 17, 2001
                                               Three months ended              through
                                                 June 30, 2001             June 30, 2001
                                               ------------------         ----------------
Numerator:
Net income and
 numerator for basic and
 diluted earnings                                $  582,228                  $  582,228
Denominator:
Denominator for basic
 earnings per share-weighted-
 average shares                                   2,966,053                   1,627,712
---------------------------------------------------------------------------------------
Denominator for basic and diluted
 earnings per share-adjusted weighted-
 average shares and assumed
 conversions                                      2,966,053                   1,627,712
---------------------------------------------------------------------------------------
Basic and diluted earnings per
 common share                                    $      .20                  $      .36
---------------------------------------------------------------------------------------

(6)      Potential Acquisition
         ---------------------

         The Company has entered into a purchase agreement dated May 18, 2001 for the potential acquisition of 10 extended-stay hotels that operate as part of the Residence Inn/(R)/ by Marriott/(R)/ franchise. The total purchase price for the hotels would be $119 million. The potential acquisitions are subject to a number of contingencies, including the Company's ability to obtain financing on terms that are acceptable to the Company and the results of the Company's ongoing offering. The purchase agreement provides that the closing on the acquisitions, if any, must occur by no later than August 31, 2001. As required by the purchase agreement, the Company made an escrow deposit equal to $1,001,000. This amount, plus any accrued interest, would be applied as a credit toward the purchase price if the acquisitions occur. On May 31, 2001, $1 million of our deposit became non-refundable.

         Under the purchase agreement, the Company is required to satisfy a portion of the purchase price by assuming existing debt on the hotels of approximately $53 million. The loan bears an interest rate of 8.08% and the maturity date of the loan is January 1, 2010. A balloon payment would be due at maturity. By letter agreement dated May 18, 2001, the Company also will be required to pay any fees for the assumption or transfer of the existing debt, up to a maximum amount of $750,000.

         If the acquisitions occur, the Company will make a cash payment to the seller for the remaining balance of the purchase price, after application of the Company's deposit amounts and our assumption of the existing debt on the hotels. The Company expects that the proceeds of our ongoing offering would be the source of any such payment.

         In the event the potential acquisitions are consummated, the Company will negogiate with Marriott International ("Marriott") to be the third party manager to operate the 10 hotel properties. In addition, the Company will lease the 10 hotel properties to the Lessee.

(7)      Notes Receivable
         ----------------

         On May 31, 2001, the Company received a secured promissory note from Crestline Capital Corporation to evidence the Company's loan in an amount up to $50,000,000. The loan bears interest at a fixed rate of 12% per annum and matures on either the close of the potential acquisitions or August 31, 2001, whichever is earlier. Monthly interest payments are required under the note. Under a pledge agreement dated as of May 31, 2001, the collateral that secures the note consists of $9,000,000 in negotiable certificates of deposit. If the potential acquisition occurs, discussed in Note 6, the Company expects to apply the balance of the loan toward the purchase price of the hotels. At June 30, 2001, the Company had loaned $47,000,000 to Crestline Capital Corporation and had earned $470,000 in interest income.

(8)      Subsequent Events
         -----------------

         In July 2001, the Company distributed to its shareholders approximately $741,513 ($.25 per share) of which approximately $310,630 was reinvested in the purchase of additional shares. On July 20, 2001, the Company closed the sale to investors of 944,096 shares at $10 per share representing net proceeds to the Company of $8,496,859.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         This report contains forward-looking statements within the meaning of
         Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the continuation of the Company's offering of shares; the ability of the Company to implement its acquisition strategy and operating strategy; the Company's ability to manage planned growth; changes in economic cycles; competitors within the upper end, extended-stay hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

         General
         -------

         Apple Hospitality Two, Inc. (the "Company"), a Virginia corporation, was formed on January 17, 2001. The first investor closing was on May 1, 2001. There were no hotel acquisitions as of June 30, 2001. The Company intends to operate in one defined business segment consisting of upper-end, extended stay hotel properties.

         The Company established Apple Hospitality Management, Inc. (the "Lessee"), a 100% owned taxable REIT subsidiary. The Lessee will lease all hotel properties.

         The REIT Modernization Act, effective January 1, 2001, permits REIT's to establish taxable businesses to conduct certain previously disallowed business activities. The Act also reduces the REIT distribution requirement from 95% to 90% of its taxable income.

Results of Operations
---------------------

         Revenues
         As operations of the Company commenced effective May 1, 2001 with the first investor closing, a comparison to 2000 is not possible. No hotel acquisitions had been made as of June 30, 2001.

         For the period January 17, 2001 through June 30, 2001 and three months ended June 30, 2001, the Company's income consisted of $635,526 of interest income, $470,000 earned from the 12% promissory note with Crestline Capital Corporation and $165,526 earned from the investments of its cash and cash reserves.

Liquidity and Capital Resources
-------------------------------

         There was a significant change in the Company's liquidity during the three month period ended June 30, 2001, as the Company's first investor closing was effective May 1, 2001. During May and June 2001, the Company sold 6,781,338 shares (3,157,895 shares at $9.50 per share and 3,623,443 shares at $10 per share) of its common stock to its investors. The total gross proceeds from the shares sold were $66,264,420, which netted $59,035,871 to the Company after the payment of selling commissions and other offering costs.

         Notes payable
         -------------
         On February 28, 2001, the Company obtained a line of credit in a principal amount of up to $300,000 from Apple Suites, Inc. Mr. Glade M. Knight is the President and Chairman of the Board of Directors of Apple Suites, Inc. This line of credit bore interest at 8.5%. The Company borrowed $140,000. Mr. Knight guaranteed repayment of the loan. The principal balance and interest were paid in full in May 2001 with proceeds from the sale of common shares.

         Capital requirements
         --------------------

         Capital resources are expected to grow with the future sale of its shares. In general, the Company expects capital resources to be adequate to meet its cash requirements in 2001.

         Potential Acquisition
         The Company has entered into a purchase agreement dated May 18, 2001 for the potential acquisition of 10 extended-stay hotels that operate as part of the Residence Inn/(R)/ by Marriott/(R)/ franchise. The total purchase price for the hotels would be $119 million. The potential acquisitions are subject to a number of contingencies, including the Company's ability to obtain financing on terms that are acceptable to the Company and the results of the Company's ongoing offering. The purchase agreement provides that the closing on the acquisitions, if any, must occur by no later than August 31, 2001. As required by the purchase agreement, the Company made an escrow deposit equal to $1,001,000. This amount, plus any accrued interest, would be applied as a credit toward the purchase price if the acquisitions occur. On May 31, 2001, $1 million of our deposit became non-refundable.

         Under the purchase agreement, the Company is required to satisfy a portion of the purchase price by assuming existing debt on the hotels of approximately $53 million. The loan bears an interest rate of 8.08% and the maturity date of the loan is January 1, 2010. A balloon payment would be due at maturity. By letter agreement dated May 18, 2001, the Company also will be required to pay any fees for the assumption or transfer of the existing debt, up to a maximum amount of $750,000.

         If the acquisitions occur, the Company will make a cash payment to the seller for the remaining balance of the purchase price, after application of the Company's deposit amounts and our assumption of the existing debt on the hotels. The Company expects that the proceeds of our ongoing offering would be the source of any such payment.

         In the event the potential acquisitions are consummated, the Company will negogiate with Marriott International ("Marriott") to be the third party manager to operate the 10 hotel properties. In addition, the Company will lease the 10 hotel properties to the Lessee.

         Notes Receivable
         On May 31, 2001, the Company received a secured promissory note from Crestline Capital Corporation to evidence the Company's loan in an amount up to $50,000,000. The loan bears interest at a fixed rate of 12% per annum and matures on either the close of the potential acquisitions or August 31, 2001, whichever is earlier. Monthly interest payments are required under the note. Under a pledge agreement dated as of May 31, 2001, the collateral that secures the note consists of $9,000,000 in negotiable certificates of deposit. If the potential acquisition occurs (See Potential Acquisition above) the Company expects to apply the balance of the loan toward the purchase price of the hotels. At June 30, 2001, the Company had loaned $47,000,000 to Crestline Capital Corporation and had earned $470,000 in interest income.


         Impact of inflation
         Since the Company has had no hotel operations, discussion on inflation would not be meaningful.

         Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's excess cash is invested in short-term investments and the Company has a short-term note receivable. The market risk associated with these is notdeemedmaterial.

 Part II, Item 2.  Changes in Securities and Use of Proceeds

  The following table set forth information concerning the Offering and the use of proceeds from the Offering as of June 30, 2001:

         Common Shares Registered:
                  3,157,895             Common Shares $ 9.50 per Common Share  $ 30,000,000
                 17,000,000             Common Shares $10.00 per Common Share  $170,000,000
                 ----------                                                    ------------
Totals:          30,157,895             Common Shares                          $200,000,000
                 ----------

         Common Shares Sold:
                  3,157,895             Common Shares $ 9.50 per Common Share  $ 30,000,000
                  3,623,443             Common Shares $10.00 per Common Share    36,234,420
                 ----------                                                    ------------
Totals:           6,781,338             Common Shares                          $ 66,234,420
                 ----------


         Expenses of Issuance and Distribution of Common Shares

                    1.  Underwriting discounts and commissions                 $  6,623,443
                    2.  Expenses of underwriters                                         --
                    3.  Direct or indirect payments to directors or officers
                        of the Company or their associates, to ten percent
                        shareholders, or to affiliates of the Company                    --
                    4.  Fees and expenses of third parties                          575,106
                                                                               -----------
                  Total Expenses of Issuance and Distribution of
                    Common Shares                                                 7,198,549

         Net Proceeds to the Company                                            $59,035,871

                    1.  Purchase of real estate (including repayment of
                        indebtedness incurred to purchase real estate)                   --
                    2.  Interest on indebtedness                                         --
                    3.  Working capital                                          11,010,442
                    4.  Fees to the following (all affiliates of officers of
                        the Company):
                           a.  Apple Suites Advisors, Inc.                           24,429
                                                                                         --

                    5. Fees and expenses of third parties:                               --
                           a.  Legal                                                     --
                           b.  Accounting                                                --

                    6. Other (loan and deposit associated with potential
                       acquisition)                                              48,001,000
                                                                               ------------

         Total of Application of Net Proceeds to the Company                   $ 59,035,871

                Part II, Item 6. Exhibits and Reports on Form 8-K

   (a)   Exhibits - None

   (b)   Reports on Form 8-K

                  None

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Apple Hospitality Two, Inc.
                                             ---------------------------
                                                   (Registrant)



DATE:   8-14-01                      BY:       /s/  Glade M. Knight
       ---------                             ---------------------------
                                                    Glade M. Knight
                                                    President

                                     BY:       /s/  Stanley J. Olander
                                             ---------------------------
                                                    Stanley J. Olander
                                                    Secretary