Form 10-Q
period 2001-09-30
APPLE HOSPITALITY TWO INC
filed 2001-11-14
CIK 1132747

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         SEPTEMBER 30, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         _______ TO _______

Commission File Number 333-77055

                           APPLE HOSPITALITY TWO, INC.
             (Exact name of registrant as specified in its charter)

                   VIRGINIA                                 54-2010305
         (State or other jurisdiction                      (IRS Employer
       of incorporation or organization)                Identification No.)


             10 SOUTH THIRD STREET
              RICHMOND, VIRGINIA                               23219
   (Address of principal executive offices)                 (Zip Code)

                                 (804) 344-8121
              (Registrant's telephone number, including area code)

                              306 EAST MAIN STREET
                               RICHMOND, VA 23219
                 (Former name, former address, and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At November 1, 2001, there were outstanding 11,923,334 shares of common stock, no par value, of the registrant.

                           APPLE HOSPITALITY TWO, INC.
                                    FORM 10-Q

                                      INDEX
                                                                  Page Number
PART I.           FINANCIAL INFORMATION

         Item 1.      Financial Statements (Unaudited)

                           Consolidated Balance Sheets -                       3
                              As of September 30, 2001 and January 17, 2001
                           (initial capitalization)

                           Consolidated Statement of Operations -              4
                           Three months ended September 30, 2001 and for the period January 17, 2001 (initial capitalization) through September 30, 2001

                           Consolidated Statement of Shareholders'             5
                           Equity-For the period January 17, 2001 (initial capitalization) through September 30, 2001

                           Consolidated Statement of Cash Flows -              6
                           For the period January 17, 2001 (initial capitalization) through September 30, 2001

                           Notes to Consolidated Financial Statements          7

         Item 2.      Management's Discussion and Analysis                    13
                      of Financial Condition and Results of
                      Operations

         Item 3.      Quantitative and Qualitative Disclosures                17
                      about Market Risk

PART II.      OTHER INFORMATION:

         Item 1.      Legal Proceedings (not applicable).

         Item 2.      Changes in Securities and Use of Proceeds               18

         Item 3.      Defaults Upon Senior Securities
                      (not applicable).

         Item 4.      Submission of Matters to a Vote of
                      Security Holders (not applicable).

         Item 5.      Other Information (not applicable)

         Item 6.      Exhibits and Reports on Form 8-K                        19

APPLE HOSPITALITY TWO, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                             (Initial Capitalization)
                                                       September 30,               January 17,
                                                           2001                        2001
                                                       --------------        ------------------------
ASSETS


Cash and cash equivalents                              $  25,454,206                   $ 100
Investments in hotels -
        net of accumulated depreciation of $249,257      120,057,106                       -
Deferred financing costs, net                                284,362                       -
Due from third party manager                               1,629,076                       -
Restricted cash                                              387,762                       -
Capital improvement reserve                                1,392,495
Other assets                                               3,183,216                       -
                                                       --------------           -------------

Total Assets                                           $ 152,388,223                   $ 100
                                                       ==============           =============

LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Accounts payable                                       $      29,329                       -
Accrued expenses                                           1,120,983                       -
Account payable-affiliate                                     83,677                       -
Incentive management fee due to third party manager           20,478                       -
Interest payable                                             358,593                       -
Mortgage notes payable                                    53,256,408                       -
                                                       --------------           -------------

Total Liabilities                                         54,869,468                       -

Shareholders' equity
Common stock, no par value, authorized 200,000,000
   shares; issued and outstanding 10,929,408 and 10       96,246,762                   $ 100
Series B convertible preferred  stock, no par value,
   authorized 240,000 shares;
   issued and outstanding 240,000  shares                     24,000                       -
Distributions less than net income                         1,247,993                       -
                                                       --------------           -------------

Total Shareholders' Equity                                97,518,755                     100
                                                       --------------           -------------

Total Liabilities and Shareholders' Equity             $ 152,388,223                   $ 100
                                                       ==============           =============

APPLE HOSPITALITY TWO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                          For the period
                                                                         January 17, 2001 (initial capitalization)
                                               Three Months Ended                            through
                                                   September 30,                          September 30,
                                                        2001                                   2001
                                               -------------------                     ------------------
REVENUES:
      Suite revenues                                   $2,157,797                             $2,157,797
      Other revenues                                       95,117                                 95,117
      Interest income                                   1,192,143                              1,827,669
EXPENSES:
      Hotel operating expenses                          1,012,832                              1,012,832
      Management fees                                     113,830                                113,830
      Residence Inn system fee                             86,312                                 86,312
      Taxes, insurance and other                          108,019                                108,019
      General and administrative                          192,608                                245,906
      Depreciation expense                                249,257                                249,257
      Interest                                            274,921                                274,921
                                               -------------------                     ------------------

                    Total expenses                      2,037,779                              2,091,077
                                               -------------------                     ------------------

Net income                                             $1,407,278                             $1,989,506
                                               ===================                     ==================

Basic and diluted earnings per common share            $     0.17                             $     0.51
                                               ===================                     ==================

Distributions per common share                         $     0.25                             $     0.25
                                               ===================                     ==================



See accompanying notes to consolidated financial statements.

APPLE HOSPITALTIY TWO, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                     Series B Preferred
                                              Common Stock            Convertible Stock         Distributions
                                        ------------------------------------------------            Less             Total
                                            Number                     Number                       Than          Shareholders'
                                          of Shares       Amount     of Shares    Amount          Net Income          Equity
                                        --------------------------------------------------------------------------------------

Balance at January 17, 2001,
        initial capitalization                  10          $ 100        -          -                  -             $ 100


Net proceeds from the
        sale of common shares           10,898,335     95,967,095        -          -                  -        95,967,095
Common stock issued through
        reinvestment of distributions       31,063        279,567        -          -                  -           279,567
Issuance of Series B convertible
        preferred shares                       -              -      240,000   $ 24,000                -            24,000
Net income                                     -              -          -          -          $ 1,989,506       1,989,506
Cash distributions declared
        to shareholders ($.25 per share)       -              -          -          -             (741,513)       (741,513)
                                        --------------------------------------------------------------------------------------
Balance at September 30, 2001           10,929,408   $ 96,246,762    240,000   $ 24,000        $ 1,247,993    $ 97,518,755
                                        ======================================================================================

APPLE HOSPITALITY TWO, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                           For the period
                                                                               January 17, 2001(initial capitalization)
                                                                                              through
                                                                                           September 30,
                                                                                                2001
                                                                                        ---------------------
Cash flow from operating activities:

   Net income                                                                                    $ 1,989,506
   Depreciation of Real estate owned                                                                 249,257
   Changes in operating assets and liabilities
       Due from third party manager                                                               (1,037,598)
       Other assets                                                                                 (822,616)
       Accounts payable                                                                               29,329
       Accounts payable-affiliates                                                                    83,677
       Accrued interest                                                                              358,593
       Accrued expenses                                                                              352,135
                                                                                        ---------------------

                              Net cash used in operating activities                                1,202,283

Cash flow from investing activities:

       Cash paid for acquisition of Residence Inn III, LLC                                       (70,992,964)
                                                                                        ---------------------

                              Net cash used in investing activities                              (70,992,964)

Cash flow from financing activities:

   Payment of financing costs                                                                       (284,362)
   Net proceeds from issuance of common stock                                                     96,246,662
   Cash distributions paid to shareholders                                                          (741,513)
   Payment from officer-shareholder for Series B convertible
      preferred stock                                                                                 24,000
                                                                                        ---------------------

                              Net cash provided by financing activities                           95,244,787

                              Increase  in cash and cash equivalents                              25,454,106

Cash and cash equivalents, beginning of period                                                           100
                                                                                        ---------------------


Cash and cash equivalents, end of period                                                        $ 25,454,206
                                                                                        =====================



Supplemental Information:
                Assumption of mortgage note payable                                             $ 53,256,408
                Other liabilities assumed                                                            768,848


See accompanying notes to consolidated financial statements.

                           APPLE HOSPITALITY TWO, INC
             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2001

(1)      General Information and Summary of Significant Accounting Policies

         Basis of Presentation
         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period January 17, 2001 (initial capitalization) through September 30, 2001 are not necessarily indicative of the results that may be expected for the period ended December 31, 2001, as the Company was formed on January 17, 2001, and additional capital was not obtained until May 1, 2001. These consolidated financial statements should be read in conjunction with the audited balance sheet dated January 17, 2001, included in the Company's currently effective Form S-11 filed with the Securities and Exchange Commission.

         Organization
         Apple Hospitality Two, Inc. (the "Company"), a Virginia corporation, was formed on January 17, 2001, with the first investor closing commencing on May 1, 2001. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

         Effective September 7, 2001, we acquired a limited partnership that, through a subsidiary, owns 10 extended-stay hotels, located in 7 states. Although the acquisition involved the transfer of ownership interests in a limited partnership, the purpose and result was our acquisition of the hotels. Each hotel operates as part of the Residence Inn(R) by Marriott(R) franchise. The sellers were Crestline Capital Corporation and certain subsidiaries. The total base purchase price for the acquisition was $119 million and approximately $123.5 million including transaction costs.

         The purchase price, as subject to certain adjustments at closing, was paid through a combination of transactions. In May 2001, we made a deposit of just over $1 million, which was applied toward the purchase price at closing. On May 13, 2001, we provided a short-term secured loan to Crestline Capital Corporation in the amount of $47 million. The loan amount, plus about $1.5 million in interest, also was applied toward the purchase price. In addition, we made a cash payment of approximately $19.5 million at closing.

         To satisfy the remainder of the purchase price, we received a credit at closing equal to the unpaid balance of a long-term loan, we assumed (see note 3).

         The Company operates in one defined business segment consisting of upper-end, extended stay hotel properties. The hotels are located throughout the United States and operate as part of the Residence Inn(R) by Marriott(R) franchise. The Company leased to Apple Hospitality Management, Inc. (the "Lessee"), a 100% owned taxable REIT subsidiary, all hotel properties acquired.

         The REIT Modernization Act, effective January 1, 2001, permits REIT's to establish taxable businesses to conduct certain previously disallowed business activities. The Act also reduces the REIT distribution requirement from 95% to 90% of its taxable income. The Company has formed a wholly-owned taxable REIT subsidiary, Apple Hospitality Management (the "Lessee") to lease the hotels from the Company.

         Residence Inn by Marriott, Inc. (the "Manager"), a wholly owned subsidiary of Marriott International, Inc. ("Marriott"), will manage the Company's hotels under the terms of a management agreement between the Manager and the Lessee.

         The Company did not have any items of comprehensive income requiring separate reporting and disclosure for the periods presented.

         Organization   and  Start-up  Costs
         Start-up  costs  are  expensed  as incurred.

         Cash and Cash Equivalent
         Cash equivalents include highly liquid investments with original maturities of three months or less.

         Deferred Financing Costs
         Deferred financing costs include fees and other external costs incurred to obtain debt financing and are amortized on a straight-line basis, over the term of the related debt which is not materially different than the effective interest method.

         Investment in Hotels
         The hotels are stated at cost, net of depreciation, which includes real estate brokerage commissions, paid to Apple Suites Realty Group, Inc., a related party (see Note 6). Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 39 years for buildings and major improvements and five to seven years for furniture and equipment.

         The carrying values of each hotel are evaluated periodically to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel. Adjustments are made based on the fair value of the underlying property if impairment is indicated. No impairment losses have been recorded to date.

         Revenue Recognition
         Suite revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel's services.

         Earnings Per Common Share
         Basic and diluted earnings per common share are calculated in accordance with FASB Statement No. 128 "Earnings Per Share." Basic earnings per common share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share are calculated after giving effect to all potential common shares that were dilutive and outstanding for the year.

         Income Taxes
         The Company is operated as, and will annually elect to be taxed as a REIT under Section 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation.

         The taxable REIT subsidiary is subject to federal and state income taxes. The taxable REIT subsidiary did not have any tax expense for the three month period and year to date, September 30, 2001. No tax benefit has been recorded since its realization is not probable.

         Use of Estimates
         The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

(2)      Investment in Hotels
         At September 30, 2001, the Company owned 10 hotels. Investment in hotels consisted of the following:

         Land                                         $21,498,849
         Building                                      94,790,163
         Furniture and equipment                        4,017,351
                                                     ------------
                                                      120,306,363
         Less:  accumulated depreciation                 (249,257)
                                                    -------------
         Investment in hotels, net                   $120,057,106
                                                     ============

                                     # of                                # of
         General location of hotel  Suites    General location of hotel  Suites
         -------------------------  ------    -------------------------  ------
         Montgomery, Alabama            94    Atlanta, Georgia              126
         Bakersfield, California       114    Boston, Massachusetts         130
         Concord, California           126    Cincinnati, Ohio              118
         San Ramon, California         106    Dallas, Texas                 120
         Meriden, Connecticut          106    Houston, Texas                110
                                                                            ---
                                              Total Suites                1,150
                                                                          =====

(3)      Notes Payable

         In conjunction with the 10 hotels acquired, the Company assumed a $53 million promissory note. The note bears a fixed interest rate of 8.08% per annum and is secured by the 10 hotels. The maturity date is January 2010, with a balloon payment of $35.4 million. The loan is payable in monthly installments, including principal and interest.

         The aggregate maturities of principal, for the promissory note, for the five years subsequent to September 30, 2001 are as follows:

         2001                     $   372,766
         2002                       1,607,684
         2003                       1,744,451
         2004                       1,881,011
         2005                       2,052,865
         Thereafter                45,467,156
                                   ----------
                                  $53,125,933
                                   ==========

         On February 28, 2001, the Company obtained a line of credit in a principal amount of up to $300,000 from Apple Suites, Inc. Mr. Glade M. Knight is the President and Chairman of the Board of Directors of Apple Suites, Inc. This line of credit bore interest at 8.5%. The Company borrowed $140,000 on the line of credit. Mr. Knight guaranteed repayment of the loan. The principal balance and interest were paid in full in May 2001 with proceeds from the sale of common shares.

(4)      Shareholders' Equity
         The Company is raising equity capital through a "best-efforts" offering of shares by David Lerner Associates, Inc. (the "Managing Dealer"), which will receive selling commissions and a marketing expense allowance based on proceeds of the shares sold. The Company received gross proceeds of $107,715,012 from the sale of 3,157,895 shares at $9.50 per share and 7,771,513 shares at $10 per share, including shares sold through the reinvestment of distributions, during the period January 17, 2001 through September 30, 2001. The net proceeds of the offering, after deducting selling commissions and other offering costs were $96,246,662.

(5)      Management Agreement
         The Lessee has entered into a management agreement (the "Agreement") with the Manager to operate the hotels. The initial term expires on December 2011 and has renewal terms of up to five 10-year terms. The Agreement provides for payment of base management fees equal to 2% of gross revenues and incentive management fees calculated on the basis of operating profit (as defined in the Agreement). As of September 30, 2001, $45,059 of base management fees and $68,771 of incentive management fees were incurred by the Company.

         The Company is committed, under the Agreement, to fund 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment. At September 30, 2001, $1,392,495 was held by the Manager for furniture, fixtures and equipment reserve.

(6)      Commitments and Related Parties
         The Company has contracted with Apple Suites Realty Group, Inc. ("ASRG") to acquire and dispose of real estate assets for the Company. In accordance with the contract, ASRG is to be paid a fee of 2% of the purchase price of any acquisitions or sale price of any dispositions of real estate investments, subject to certain conditions, in addition to certain reimbursable expenses. At September 30, 2001, ASRG had earned $2,380,000.

         The Company has contracted with Apple Suites Advisors, Inc. ("ASA") to advise and provide day to day management services to the Company. In accordance with the contract, the Company will pay ASA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. At September 30, 2001, ASA had earned $83,677 under this agreement.

         ASRG and ASA are 100% owned by Glade M. Knight, Chairman and President of the Company. ASRG and ASA may purchase in the "best efforts" offering up to 2.5% of the total number of shares of the Company sold in the offering.

(7)      Earnings Per Share
         The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:

                                                                                 For the period
                                                                               January 17, 2001
                                                                            (initial capitalization)
                                                    Three months ended              through
                                                     September 30, 2001        September 30, 2001
                                                    -------------------     ------------------------
         Numerator:
         Net income and
         numerator for basic and
            diluted earnings                         $   1,407,278                  $1,989,506
         Denominator:
         Denominator for basic
             earnings per share-weighted-
             average shares                              8,094,834                   3,919,212
         Effect of dilutive securities:
         Stock options:                                      2,316                       2,316
         -------------------------------------------------------------------------------------------
          Denominator for basic and diluted
              earnings per share-adjusted weighted-
              average shares and assumed
              conversions                                8,097,150                   3,921,528

         -------------------------------------------------------------------------------------------
         Basic and diluted earnings per
              common share                           $         .17                        $.51
          ------------------------------------------------------------------------------------------

(8)      Acquisition
         The following unaudited pro forma information for the nine months ended September 30, 2001 is presented as if the acquisition of the 10 hotels occurred on January 1, 2001. The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2001, nor does it purport to represent the results of operations for future periods.

                                                                Nine Months
                                                                  Ended
                                                                 9/30/01
                                                               ------------

         Hotel revenues                                        $29,817,838

         Net income                                             $5,572,799

         Net income per share-basic and diluted                   $0.70

         The pro forma information reflects adjustments for actual revenues and expenses of the 10 hotels acquired in 2001 for the respective period in 2001 prior to acquisition by the Company. Net income has been adjusted as follows: (1) depreciation has been adjusted based on the Company's basis in the hotels; (2) advisory expenses have been adjusted based on the Company's contractual arrangements; (3) interest expense has been adjusted to reflect the acquisition as of January 1, 2001; (4) common stock raised during 2001 to purchase these hotels has been adjusted to reflect issuances as of January 1, 2001.

(9)      Notes Receivable
         On May 31, 2001, the Company received a secured promissory note from Crestline Capital Corporation to evidence the Company's loan in an amount of $47 million. The loan bore interest at a fixed rate of 12% per annum and was settled at acquisition closing.

(10)     Subsequent Events
         In October 2001, the Company distributed to its shareholders approximately $1,164,625($.25 per share) of which approximately $860,946 was reinvested in the purchase of additional shares. On October 22, 2001, the Company closed the sale to investors of 994,926 shares at $10 per share (including 86,095 common shares sold through distribution reinvestment) representing net proceeds to the Company of $8,954,331.

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


         General

         Apple Hospitality Two, Inc. (the "Company"), a Virginia corporation, was formed on January 17, 2001, with the first investor closing commencing on May 1, 2001.

         The Company leased to Apple Hospitality Management Inc. (the "Lessee"), a 100% owned taxable REIT subsidiary, all hotel properties acquired. All intercompany transactions including revenue and rental expenses between the Company and the Lessee are eliminated in consolidation.

         Effective September 7, 2001, we acquired a limited partnership that, through a subsidiary, owns 10 extended-stay hotels, located in 7 states. Although the acquisition involved the transfer of ownership interests in a limited partnership, the purpose and result was our acquisition of the hotels. Each hotel operates as part of the Residence Inn(R) by Marriott(R) franchise. The sellers were Crestline Capital Corporation and certain subsidiaries. The total base purchase price for the acquisition was $119 million and approximately $123.5 million including transaction costs.

         The purchase price, as subject to certain adjustments at closing, was paid through a combination of transactions. In May 2001, we made a deposit of just over $1 million, which was applied toward the purchase price at closing. On May 13, 2001, we provided a short-term secured loan to Crestline Capital Corporation in the amount of $47 million. The loan amount, plus about $1.5 million in interest, also was applied toward the purchase price. In addition, we made a cash payment of approximately $19.5 million at closing.

         To satisfy the remainder of the purchase price, we received a credit at closing equal to the unpaid balance of a long-term loan, we assumed (see note 3).

                                     # of                                # of
         General location of hotel  Suites   General location of hotel  Suites
         -------------------------  ------   -------------------------  ------
         Montgomery, Alabama            94   Atlanta, Georgia              126
         Bakersfield, California       114   Boston, Massachusetts         130
         Concord, California           126   Cincinnati, Ohio              118
         San Ramon, California         106   Dallas, Texas                 120
         Meriden, Connecticut          106   Houston, Texas                110
                                                                           ---
                                             Total Suites                1,150
                                                                         =====


         We, through our taxable REIT subsidiary, hold the management agreement on the hotels, which are operated as part of Residence Inn(R) by Marriott(R) franchise. We, through our taxable REIT subsidiary, engage a third-party manager to operate the hotels. The Company is externally advised and has contracted with Apple Suites Advisors, Inc. ("ASA") to manage its day-to-day operations and make investment decisions. The Company has contracted with Apple Suites Realty Group, Inc. ("ASRG") to provide brokerage and acquisition services in connection with its hotel acquisitions. ASA and ASRG are both owned by Mr. Glade Knight, the Company's Chairman.

         The REIT Modernization Act, effective January 1, 2001, permits REIT's to establish taxable businesses to conduct certain previously disallowed business activities. The Act also reduces the REIT distribution requirement from 95% to 90% of its taxable income.

         Recent Events
         As a result of the September 11, 2001 terrorist attacks, occupancy levels declined significantly during the month of September. The Company does not anticipate that this performance will be indicative of the remaining year, assuming terrorist activities of a similar scope do not recur, and subject to that assumption, the Company anticipates a gradual return to normal business levels. As such, the Company does not anticipate a dividend reduction at this time. Occupancy and ADR as of Period 10, October 5, 2001, were 83% and $108.00, respectively.

Results of Operations

         Revenues
         As operations of the Company commenced effective May 1, 2001 with the first investor closing, a comparison to 2000 is not possible. The Company acquired the 10 hotels in September 2001, therefore, hotel revenues and expenses for the period January 17, 2001 through September 30, 2001, and the three months ended September 30, 2001, are the same and no comparison is done.

         The principal source of revenue is suite revenue. During September 2001, the Company had suite revenue and other revenue of $2,157,797 and $95,117, respectively.

         For the three months ended September 30, 2001 and the period January 17, 2001 through September 30, 2001, the Company also had interest income of $1,192,143 and $1,827,669, respectively. For the three months ended September 30, 2001 and for the period January 17, 2001 through September 30, 2001, $1,059,753 and $1,529,753, respectively, was earned from the 12% promissory note with Crestline Capital Corporation. For the same periods,$132,390 and $297,916, respectively, was earned from the investments of its cash and cash reserves.

         Expenses
         Interest  expense  was  $274,921  for  September  30,  2001.   Interest
         represents interest on the 8.08% $53 million promissory note, for September 7, 2001 through September 30, 2001.

         Depreciation expense for September 2001 was $249,257, and represents depreciation of the 10 hotels and related personal property for September 7, 2001 to September 30, 2001.

         Taxes, insurance and other expense for September 2001 was $108,019 or 5% of the Company's suite revenue in 2001.

         General and administrative expenses for the three months ended September 30, 2001 was $192,608 or 9% of the Company's suite revenue in 2001. For the period January 17, 2001 through September 30, 2001, these expenses were $245,906 or 11% of the Company's suite revenue. This percentage is expected to decrease as the Company's asset base grows. These expenses represent the administrative expenses of the Company as distinguished from the hotel operations.

         Hotel operating expenses totaled $1,012,832 for September 7,2001 through September 30,2001 or 47% of suite revenue.

         The Manager manages the day-to-day operations of the hotels. Pursuant to the management agreement (the "Agreement"), the Manager charges a base management fee of 2% of gross revenues and an incentive management fee based on the performance of the hotels. As of September 30, 2001, the Company had incurred $45,059 in base management fees and $68,771 in incentive management fees.

         The Agreement provides for payment of monthly Residence Inn system fee equal to 4% of suite revenues. The system fee includes the following services: system financial planning; product planning and development; human resources management; and protection of marks. As of September 30, 2001, the Company has incurred $86,312 in system fees.

         The Agreement provides for payment from each hotel the pro rata share of the actual costs and expenses incurred in providing certain services ("Chain Services") on a central or regional basis to all the hotels operated by the Manager or Marriott affiliate. Chain services include central training and development; computerized payroll and accounting services; and such additional central or regional services performed on a centralized basis. As of September 30, 2001, the Company had incurred $46,164 in Chain Services which is included in the hotel operating expenses.

         Since the Manager is the franchiser of the Residence Inn by Marriott system, the Agreement provides for payments of all costs associated with certain system-wide advertising, promotional and public relations materials and programs and the operational costs of reservation systems. Each hotel pays 2.5% of suite revenues to this marketing fund. At September 30, 2001, the Company had incurred $53,945 in marketing fees.

Liquidity and Capital Resources

         There was a significant change in the Company's liquidity during the three month period ended September 30, 2001. During 2001, the Company sold 10,929,408 shares (3,157,895 shares at $9.50 per share and 7,771,513 shares at $10 per share) of its common stock to its investors, including shares sold through the reinvestment of distributions. The total gross proceeds from the shares sold were $107,715,012, which netted $96,246,762 to the Company after the payment of selling commissions and other offering costs.

         The Company is committed, under the management agreement, to fund 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment. At September 30, 2001, $1,392,495 was held by the Manager for furniture, fixtures and equipment reserve.

         Notes payable
         In conjunction with the 10 hotels acquired in September 2001, the Company assumed a $53 million promissory note. The note bears a fixed interest rate of 8.08% per annum and is secured by the 10 hotels. The maturity date is January 2010, with a balloon payment of $35.4 million. The loan is payable in monthly installments, including principal and interest.

         On February 28, 2001, the Company obtained a line of credit in a principal amount of up to $300,000 from Apple Suites, Inc. Mr. Glade M. Knight is the President and Chairman of the Board of Directors of Apple Suites, Inc. This line of credit bore interest at 8.5%. The Company borrowed $140,000 on the line of credit. Mr. Knight guaranteed repayment of the loan. The principal balance and interest were paid in full in May 2001 with proceeds from the sale of common shares.

         Cash and cash equivalents
         Cash and cash equivalents totaled $25,454,206 at September 30, 2001.

         Capital requirements
         Capital resources are expected to grow with the future sale of its shares. In general, the Company expects capital resources to be adequate to meet its cash requirements in 2001.

         The Company has an ongoing capital commitment to fund its capital improvements. The Company, through the Lessee, is required, under the management agreement with the Manager, to make available to the Lessee, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 5% of gross revenues provided that such amount may be used for capital expenditures made by the Company with respect to the hotels. The Company expects that this amount will be adequate to fund the required repair, replacement, and refurbishments and to maintain its hotels in a competitive condition.

         At September 30, 2001, $1,392,495 was held by the Manager for the furniture, fixture and equipment reserve.

         It is anticipated that revenues generated from hotels and equity funds will be used to meet normal hotel operating expenses, make principal payments on the note assumed with the 2001 acquisitions and payment of distributions.

         Acquisitions
         During September 2001, the Company acquired 10 hotels for an aggregate purchase price of $119 million, using proceeds from the sale of common shares, and assuming a $53 million promissory note. The hotels consist of 1,150 suites and are located in 7 states.

         Notes Receivable
         On May 31, 2001, the Company received a secured promissory note from Crestline Capital Corporation to evidence the Company's loan in an amount of $47 million. The loan bore interest at a fixed rate of 12% per annum and was repaid at the acquisition closing of the 10 hotels discussed in Note 2. Upon the acquisition, the Company applied the balance of the loan and accrued interest in the amount of $48.5 million toward the purchase price of the hotels.

         Impact of inflation
         Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operator's ability to raise room rates.

         Seasonality
         The hotel industry historically has been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of the year. Seasonal variations in occupancy at the Company's hotels may cause quarterly fluctuations in the Company's revenues, particularly during the fourth quarter. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand to make distributions.

         The Company believes its liquidity and capital resources are adequate to meet its cash requirements for the foreseeable future.

         Recent Accounting Pronouncements
         On January 1, 2001, Financial Accounting Standards Board Statement No. 138, "Accounting for Derivative Instruments and Hedging Activities" became effective. The Company currently does not have any financial instruments subject to this statement.

         In August 2001, the FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Statement supercedes Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for segments of a business to be disposed of. SFAS No. 144 retains the requirements of Statement 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121. This Statement is effective for fiscal years beginning after December 15, 2001. We are currently assessing the impact of this statement on the Company; however, we do not anticipate this statement to have a material impact on the consolidated financial position or results of operations of the Company.

         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         All of the Company's market risk is exposure to changes in mortgage interest rates related to the assumption of the promissory note and interest rates on short-term investments. The interest rate of the assumed debt was 8.08%. The Company invests proceeds from its best efforts offering in short-term money market investments pending acquisitions. The Company intends to invest this money in real estate assets as suitable opportunities arise.

 Part II, Item 2.  Changes in Securities and Use of Proceeds

 The following table set forth information concerning the Offering and the use of proceeds from the Offering as of September 30, 2001:


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
                 ----------


         Common Shares Sold:
                  3,157,895            Common Shares  $  9.50 per Common Share      $ 30,000,000
                  7,771,503            Common Shares    $10.00 per Common Share       77,715,012
                  ---------

Totals:          10,929,398            Common Shares                                $107,715,012
                 ----------


         Expenses of Issuance and Distribution of Common Shares

                  1.    Underwriting discounts and commissions                      $ 10,771,503
                  2.    Expenses of underwriters                                               -
                  3.    Direct or indirect payments to directors or officers
                        of the Company or their associates, to ten percent
                        shareholders, or to affiliates of the Company                          -
                  4.    Fees and expenses of third parties                               696,847
                                                                                    ------------

                  Total Expenses of Issuance and Distribution of
                       Common Shares                                                  11,468,350

         Net Proceeds to the Company                                                $ 96,246,762

                  1.    Purchase of real estate (including repayment of
                         indebtedness incurred to purchase real estate)             $ 67,049,955
                  2.    Interest on indebtedness                                         274,921
                  3.    Working capital                                               26,458,209
                  4.    Fees to the following (all affiliates of officers of
                         the Company):
                           a.  Apple Suites Advisors, Inc.                                83,677
                           b.  Apple Suites Realty Group                               2,380,000
                  5.   Fees and expenses of third parties:                                     -
                           a.  Legal                                                           -
                           b.  Accounting                                                      -

                  6.   Other (loan and deposit associated with potential acquisition           -
                                                                                    ------------

         Total of Application of Net Proceeds to the
                  Company                                                           $ 96,246,762

                       Part II, Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibit No.       Description

               3.1         Articles of  Incorporation  of the  Registrant.
                           (Incorporated by reference to the Exhibit if the same number to Form S-11 filed by Apple Hospitality Two, Inc.; SEC File No. 333-77055).
               3.2         Amended and Restated  Bylaws of the  Registrant.
                           (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Hospitality Two, Inc.; SEC File No. 333-77055).

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Apple Hospitality Two, Inc.
                                    ---------------------------
                                           (Registrant)



DATE:   11-14-01                           BY:      /s/ Glade M. Knight
     ------------------------                       --------------------
                                                    Glade M. Knight
                                                    President

                                           BY:      /s/ Kristian Gathright
                                                    ------------------------
                                                     Kristian Gathright
                                                     Chief Accounting Officer