Form 10-K405
period 2001-12-31
APPLE HOSPITALITY TWO INC
filed 2002-04-01
CIK 1132747

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the fiscal year ended                       Commission File Number
         December 31, 2001                                 333-53984

                           APPLE HOSPITALITY TWO, INC.
             (Exact name of registrant as specified in its charter)

                  Virginia                                  54-2010305
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                Identification Number)

     10 South Third Street, Richmond, VA                       23219
  (Address of principal executive offices)                  (Zip Code)

                                 (804) 344-8121
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      none

           Securities registered pursuant to Section 12(g) of the Act:

                                      none

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The common shares of the company are not currently being traded in any market. Therefore, the common shares did not have either market selling prices or bid-and-asked prices within 60 days prior to the date of this filing, and the aggregate market value of the common shares held by non-affiliates of the registrant is not determinable.

On March 8, 2002, there were outstanding approximately 15,995,117 common shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

The portions of the registrant's annual report to security holders for the fiscal year ended December 31, 2001 (the "2001 Annual Report") referred to in
Part II.

The registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders referred to in Part II.

                                     PART I

Introduction

This Annual Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the ability of the company to implement its acquisition strategy and operating strategy; the company's ability to manage planned growth; changes in economic cycles and competition within the extended-stay hotel industry. Although the company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the company or any other person that the results or conditions described in such statements or the objectives and plans of the company will be achieved. In addition, the company's qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the company's financial statements and the notes thereto, as well as the risk factors described in the company's filings with the Securities and Exchange Commission.

Item 1.   Business

Apple Hospitality Two, Inc. (together with its subsidiaries, the "company"), is a Virginia corporation and was incorporated on January 17, 2001, with the first investor closing occurring on May 1, 2001. The business of the company is to acquire and operate upper-end extended-stay and limited service hotels. As of December 31, 2002, the company owned 10 extended stay hotels containing 1,150 units throughout the United States. Each hotel operates as part of the Residence Inn(R) by Marriott(R) franchise. The hotels are located in Montgomery, Alabama; Bakersfield, California; Concord, California; San Ramon, California; Meriden, Connecticut; Atlanta, Georgia; Boston, Massachusetts; Cincinnati, Ohio; Dallas, Texas; and Houston, Texas. The company's properties are described in greater detail in Item 2 of this report, which is hereby incorporated herein by reference.

The company, a self-administered real estate investment trust ("REIT"), operates in one defined business segment consisting of upscale, extended stay and limited service hotel properties. The company is a fully integrated real estate organization with expertise in the extend-stay and limited service hotel industry. The company leased all hotel properties acquired to Apple Hospitality Management, Inc., a 100% owned taxable REIT subsidiary, under the terms of a master hotel lease agreement. The hotels are operated and managed by Residence Inn(R) by Marriott(R), under a master hotel lease agreement and a hotel management agreement.

Growth Strategies

The company's objective is to enhance shareholder value by increasing funds from operations and cash available for distributions. The company focuses on maximizing the internal growth of its portfolio by selecting properties that have strong cash flow growth potential.

The company's primary business objectives are to add value to its current hotels through aggressive asset management, and to build and maintain solid working relationships with the managers and franchisors for the company's hotels. The company seeks to increase operating cash flow and enhance its value through both internal growth and acquisitions. The company's internal growth strategy is to utilize its asset management expertise to improve the quality of its hotels by renovating, redeveloping and thereby improving hotel revenue performance, and to participate, through the master hotel lease agreements, in any growth in revenues at its hotels.

The company believes that its planned future renovation and redevelopment activities will continue to increase revenue per available room ("REVPAR") growth at its hotels, thereby increasing lease revenue to the company. The company is committed to fund 5% of gross revenue per month for certain capital expenditures for periodic replacement or refurbishment of furniture, fixtures and equipment. As of December 31, 2001, the company had $2,254,674 held in escrow for the furniture, fixture and equipment reserve.

The company believes that acquisition opportunities in upscale extended-stay and limited service hotel markets will continue.


Acquisition from Crestline Capital Corporation

On September 28, 2001, the company acquired a limited partnership that, through a subsidiary, owns 10 extended-stay hotels. Although the acquisition involved the transfer of ownership interests in a limited partnership, the purpose and result was the company's acquisition of the hotels. Each hotel operates as part of the Residence Inn(R) by Marriott(R) franchise. The hotels are described in detail in Item 2 below. The sellers were Crestline Capital Corporation and certain subsidiaries. No seller had any material relationship to the company, its affiliates, or its directors or officers (although the company made a short-term loan to Crestline Capital Corporation before the closing, as described below). The total base purchase price for the acquisition was $119 million. The purchase price, as subject to certain adjustments at closing, was paid through a combination of transactions. In May 2001, the company made a deposit of just over $1 million, which was applied toward the purchase price at closing. On May 31, 2001, the company provided a short-term secured loan to Crestline Capital Corporation in the amount of $47 million. The loan amount, plus about $1.5 million in interest, also was applied toward the purchase price. In addition, the company made a cash payment of approximately $19.5 million at closing. The company's source for these funds, which consist of approximately $69 million in the aggregate, was its ongoing and registered public offering of units (with each unit consisting of one Common Share and one Series A Preferred Share). To satisfy the remainder of the purchase price, the company received a credit at closing equal to the unpaid balance of an existing long-term loan, which is secured by the hotels, from Bank of America, N.A. The loan will continue to be an obligation of the subsidiary that directly owns the hotels.Further details about this loan are provided in the next section. The company also used the proceeds of its ongoing offering to pay 2% of the total base purchase price, which equals $2,380,000, as a commission to Apple Suites Realty Group, Inc. This entity is owned by Glade M. Knight, who is one of the company's directors and its Chief Executive Officer.

New Subsidiaries

The company formed two direct wholly-owned subsidiaries to obtain the 10 hotels. One of these subsidiaries, AHT Res III GP, Inc., acquired the entire general partnership interest in Marriott Residence Inn USA Limited Partnership and now holds a 1% interest as its sole general partner. The other newly-formed subsidiary, AHT Res III LP, Inc., acquired the entire limited partnership interest in that partnership and now holds a 99% interest as its sole limited partner. The partnership owns 100% of the equity in Residence Inn III LLC, which directly owns all of the hotels. The company also acquired 100% of the stock in Crestline Res III Corporation, which serves as the independent managing member of Residence Inn III LLC (without having any equity interest).

Loan Secured By Hotels

Residence Inn III LLC, the direct owner of the hotels, is the borrower under a loan from Bank of America, N.A. in the original principal amount of $55,588,000. On September 28, 2001, the unpaid principal balance was $53,256,408. The loan is secured by a mortgage on the hotels and by related liens on their rents and profits, but is generally non-recourse to Residence Inn III LLC, as the borrower. As a result, the lender generally is required to enforce its liens on the hotels, and their rents and profits, instead of taking any actions against the borrower. The lender will have recourse against the borrower upon certain events, such as a violation by the borrower of its covenant not to (a) sell or transfer any of the hotels, or (b) permit other liens on the hotels or on their rents or profits. The loan is evidenced by a promissory note dated December 29, 1999. The promissory note has a stated annual interest rate of 8.08% and requires monthly payments of $489,067.76. The maturity date is January 1, 2010. A balloon payment in the amount of approximately $35.4 million is scheduled to be due at maturity. At the request of the lender, the company has agreed, in its capacity as a principal of the borrower, that the limited recourse provisions of the promissory note also will apply to the company. The same agreement was made by Apple Suites Advisors, Inc., which is owned by Glade M. Knight, who is one of the company's directors and its Chief Executive Officer. Apple Suites Advisors, Inc. will be released from the promissory note, however, providing the debt service coverage ratio for the loan reaches a specified target. These agreements by us and by Apple Suites Advisors, Inc. were executed in connection with a consent and release, which is one of the material contracts described in the next section.

The company expects that revenues from the hotels will be sufficient to make monthly payments under the promissory note. If hotel revenues are not sufficient, the company could lose the hotels through foreclosure. In addition, if the company's non-recourse protection is not available under the terms of the promissory note, the company may be required to use the proceeds from its on-going offering to make payments to the lender. While the loan remains outstanding, certain covenants apply to Residence Inn III LLC, as the borrower. Among other things, these covenants (a) prohibit the borrower from engaging in any business that is not related to the hotels or the loan, (b) require the borrower to maintain a separate legal identity, (c) restrict the transfer of ownership interests in the borrower or the hotels, and (d) limit the extent to which the organizational documents of the borrower may be modified. In addition, the lender has required us to appoint two independent directors for

Crestline Res III Corporation, which is the independent managing member of the borrower.

Commitments

The company has an ongoing capital commitment to fund its capital improvements. The company, through the lessee, is required, under the Agreement, to make available to the lessee, for the repair, replacement and refurbishing of furniture, fixtures, and equipment, an amount of 5% of gross revenues provided that such amount may be used for capital expenditures made by the company with respect to the hotels. The company expects that this amount will be adequate to fund the required repair, replacement, and refurbishments and to maintain its hotels in a competitive condition. At December 31, 2001, $2,254,674 was held in escrow for the furniture, fixture and equipment reserve.

Seasonality

The hotel industry is seasonal in nature. Seasonal variations in revenues at the hotels under lease may cause quarterly fluctuations in the company's revenues, particularly in the fourth quarter.

Item 2.   Properties

Property Descriptions and Characteristics

As of December 31, 2001, the company owned 10 Residence Inn(R) by Marriott(R) Hotels comprising of 1,150 suites. The hotels are located in 7 states. The following table sets forth specific information regarding the Company's hotels:

                                                                                                   Gross
                              Year           Date                               Initial          Carrying       Number
Location                   Completed       Acquired        Encumbrances     Acquisition Cost       Value       of Rooms
--------                   ---------       --------        ------------     ----------------       -----       --------
Montgomery, Ala.                1990     September 2001    $ 2,643,717      $   5,989,633     $   6,093,331        94
Bakersfield, Calif.             1990     September 2001      4,229,948          9,436,951         9,548,325       114
Concord, Calif.                 1990     September 2001      6,873,664         21,741,476        21,829,575       126
San Ramon, Calif.               1990     September 2001      5,816,183         18,989,430        19,084,639       106
Meriden, Conn.                  1990     September 2001      4,758,690          9,092,070         8,737,890       106
Atlanta, Ga.                    1990     September 2001      4,758,692         12,117,063        12,256,063       126

Boston, Mass.           1990    September 2001      7,402,407         17,437,874        17,661,555         130
Cincinnati, Ohio        1990    September 2001      5,257,434          7,045,270         7,196,142         118
Las Colinas, Texas      1989    September 2001      5,816,177          9,667,592         9,778,017         120
Houston, Texas          1990    September 2001      5,287,434          9,862,641         9,977,631         110
                                                  -----------      -------------     -------------     -------
                                                  $52,874,346      $ 121,380,000     $ 122,163,168       1,150
                                                  ===========      =============     =============     =======

Item 3.   Legal Proceedings

Neither the company nor any of its properties is presently subject to any material litigation nor, to the company's knowledge, is any litigation threatened against the company or any of the properties, other than routine actions arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the business or financial condition or results of operations of the company.

Item 4.   Submission of Matters to a Vote of Security Holders

None.
                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

There is currently no established public market in which the company's common shares are traded.

Common Shares

On March 20, 2002, there were 5,630 beneficial shareholders of the company's common shares.

Distributions of $5,768,805 were made to the shareholders during 2001. Distributions were $.25 per share per quarter for the 2/nd/, 3/rd/, and 4/th/ quarters of 2001. The timing and amounts of distributions to shareholders are within the discretion of the company's board of directors. Future distributions will depend on the company's results of operations, cash flow from operations, economic conditions and other factors, such as working capital, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT. The company's distributions to its shareholders also may be limited by the agreements pertaining to the company's unsecured lines of credit.

The following tables set forth information concerning the company's on-going offering as of December 31, 2001:

     Common Shares
     -------------
     Registered:
     ----------

      3,157,895        Common Shares      $9 per Common Share      $ 30,000,000
     17,000,000        Common Shares      $10 per Common Share     $170,000,000

     Totals:
     20,157,895        Common Shares                               $200,000,000


     Common Shares
     -------------
     Sold:
     -----

      3,157,895        Common Shares      $9 per Common Share      $ 30,000,000
     10,749,827        Common Shares      $10 per Common Share     $107,498,266

     Totals:
     13,907,721        Common Shares                               $137,498,266

Preferred Shares

The company's articles of incorporation authorize its issuance of up to 15 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares (discussed below) have been issued.

The company believes that the authorization to issue additional preferred shares benefits it and its shareholders by permitting flexibility in financing additional growth, giving it additional financing options in its corporate planning and in responding to developments in its business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives it the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders' meeting.

At present, the company has no specific financing or acquisition plans involving the issuance of additional preferred shares and it does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares. The company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be.

The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the board of directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.


Series A Preferred Shares

The Series A preferred shares have no voting rights, no distribution rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The only right associated with each Series A preferred share is a priority distribution upon the sale of the company's assets. The priority distribution will be equal to $10.00 per Series A preferred share, and no more, before any distribution will be made to the holders of any other shares. Upon that distribution the Series A preferred shares will have no other distribution rights.


Series B Convertible Preferred Shares

The company's authorized capital stock includes 240,000 Series B convertible preferred shares. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares.

Upon the company's liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holders of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $10 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the company's assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

The Series B convertible preferred shares are convertible into Units upon and for 180 days following the occurrence of either of the following events:

(1) the company transfer substantially all of its assets, stock or business, whether through exchange, merger, consolidation, lease, share exchange or otherwise, or

(2) the Advisory Agreement with Apple Suites Advisors is terminated or expires without renewal.

Mr. Knight, as the chief executive officer of each party to the advisory agreement, can influence or control its termination or non-renewal. Accordingly, Mr. Knight can influence or control both the conversion of the Series B convertible preferred shares issued to him and the resulting dilution of other shareholders. Upon the occurrence of either triggering event and for purposes of determining the liquidation payment due to each holder of a Series B convertible preferred share, each Series B convertible preferred share is convertible into a number of Units based upon the gross proceeds raised through the date of conversion in the offering.

On-going Offering

The company is currently conducting an on-going offering. The company registered its units (each unit consists of one common share and one Series A preferred share) on Registration Statement Form S-11 (File No. 333-53984). The company began its best-efforts offering (the "Offering") of its units, no par value on the same day the Registration Statement was declared effective by the Securities and Exchange Commission. The managing underwriter is David Lerner Associates, Inc. The Offering is continuing as of the date of filing this Report on Form 10-K. All of the units are being sold for the account of the company.


Subsequent Acquisition

On March 29, 2002, the company closed on a merger with Marriott Residence Inn Limited Partnership for the purchase of 15 extended-stay hotels. The aggregate purchase price was $135 million, which included the assumption of $91 million in debt. The remainder was satisfied with $35 million already on deposit and additional cash.

Item 6.    Selected Financial Data

For the information called for by this item, see the information in Exhibit 13 under the caption "Selected Financial Data" on page 17 thereof, which information is hereby incorporated by reference herein.

The selected financial data should be read in conjunction with the financial statements and related notes of the company included under Item 8 of this Report.

Item 7/7a. Management's Discussion and Analysis of Financial Condition and Results of Operation/Market Risk Disclosure.

For the information called for by this item, see the information in Exhibit 13 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18-23 thereof, which information is hereby incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

The financial statements of the company and report of independent auditors required to be included in this item are set forth in Item 14 of this report and are hereby incorporated herein by reference.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

For information with respect to the company's directors and director nominees see the information under "Ownership of Equity Securities" and "Election of Directors" in the company's Proxy Statement dated April 8, 2002, which information is hereby incorporated herein by reference. For information with respect to the company's executive officers see "Executive Officers" in the company's Proxy Statement dated April 8, 2002, which information is hereby incorporated herein by reference.

Item 11.   Executive Compensation

For information with respect to compensation of the company's executive officers and directors, see the information under "Compensation of Executive Officers" and "Compensation of Directors" in the company's Proxy Statement dated April 8, 2002, which information is hereby incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

See the information under "Ownership of Equity Securities" in the company's Proxy Statement dated April 8, 2002, which information is hereby incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

For information on certain relationship and related transactions, see the information under "Certain Relationships and Agreements" in the company's Proxy Statement dated April 8, 2002, which information is hereby incorporated herein by reference.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following consolidated financial statements of the registrant are included in Item 8 and incorporated by reference from pages 25-36 of Exhibit 13.

          1.     Financial Statements of Apple Hospitality Two, Inc.

                 Independent Auditors' Report
                                   Ernst & Young LLP

                 Consolidated Balance Sheets
                                   December 31, 2001 and January 17, 2001
                                   (initial capitalization)

                 Consolidated Statements of Operations
                                   For the period January 17, 2001 (initial capitalization) through December 31, 2001

                 Consolidated Statements of Shareholders' Equity
                                   For the period January 17, 2001 (initial capitalization) through December 31, 2001

                 Consolidated Statements of Cash Flows
                                   For the period January 17, 2001 (initial capitalization) through December 31, 2001

                 Notes to Consolidated Financial Statements

          2.     Financial Statement Schedules

                 Schedule III - Real Estate and Accumulated Depreciation (Incorporated herein by reference to page F-18 of the company's Registration Statement on Form S-11 (File No. 333-84098) filed March 11, 2002)

                 All other financial statement schedules have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements or notes thereto.

          3.     Exhibits

                 Incorporated herein by reference are the exhibits listed under "Exhibits Index" of this Form 10-K Report.

               (b)  Reports on Form 8-K

               During the last quarter of 2001, the company filed the following Current Reports on Form 8-K:

               On October 16, 2001, the registrant filed a Report on Form 8-K The item reported was Item 2 and 7 (acquisition of hotels located in Montgomery, Alabama; Bakersfield, California; Concord, California; Meriden, Connecticut; Atlanta, Georgia; Boston, Massachusetts; Cincinnati, Ohio; Las Colinas, Texas; and Houston, Texas).

               On December 16, 2001, the registrant filed Amendment No. 1 to Report on Form 8-K. The item reported was Item 7 (financial statements for the acquisition of hotels located in Montgomery, Alabama; Bakersfield, California; Concord, California; San Ramon, California; Meriden, Connecticut; Atlanta, Georgia; Boston, Massachusetts; Cincinnati, Ohio; Las Colinas, Texas; and Houston, Texas).

                    Supplemental Information To Be Furnished
                  With Reports Filed Pursuant to Section 15(d)
                    of the Act by Registrants Which Have Not
                       Registered Securities Pursuant To
                             Section 12 of the Act


     The Company's Definitive Proxy Statement and annual report to shareholders, portions of which are incorporated by reference in response to certain items in this Form 10-K Annual Report, will be furnished to security holders after the date of the filing of this Form 10-K Annual Report. Such Definitive Proxy Statement and annual report to shareholders will be furnished to the Securities and Exchange Commission when they are sent to security holders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Apple Hospitality Two, Inc.


                       By: /s/ Glade M. Knight             Date:  April 1, 2002
                             ------------------------            ---------
                             Glade M. Knight,
                             Chairman of the Board,
                             Chief Executive Officer,
                             and President

                       By: /s/ David S. McKenney           Date:  April 1, 2002
                            -------------------------            ---------
                             David S. McKenney,
                             Senior Vice President
                             Chief Financial Officer
                             and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                Signature                                      Capacities                       Date
                ---------                                      ----------                       ----
     /s/ Glade M. Knight                          Director, Chief Executive Officer,      April 1, 2002
___________________________________________
         Glade M. Knight                          and President

     /s/ Lisa B. Kern                             Director                                April 1, 2002
____________________________________________
         Lisa B. Kern

     /s/ Bruce H. Matson                          Director                                April 1, 2002
____________________________________________
         Bruce H. Matson

     /s/ Michael S. Waters                        Director                                April 1, 2002
____________________________________________
         Michael S. Waters

     /s/ Robert M. Wily                           Director                                April 1, 2002
____________________________________________
         Robert M. Wily

                                  EXHIBIT INDEX

NUMBER     DESCRIPTION OF DOCUMENTS
------     ------------------------

  1.1 Form of Agency Agreement between the Registrant and David Lerner Associates, Inc. with form of selected Dealer Agreement attached as Exhibit A thereto (incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-11 (File No. 333-53984) filed on January 19, 2001)
  1.2 Form of Escrow Agreement (incorporated by reference to Exhibit 1.2 to Registration Statement on Form S-11 (File No. 333-53984) filed on January 19, 2001)
  3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-11 (File No. 333-53984) filed on January 19, 2001)
  3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-11 (File No. 333-53984) filed on January 19, 2001)
 10.1 Form of Advisory Agreement between the Registrant and Apple Suites Advisors (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-11 (File No. 333-53984) filed on January 19,
           2001)
 10.2 Form of Property Acquisition/Disposition Agreement between the Registrant and Apple Suites Realty (incorporated by reference to
           Exhibit 10.2 to Registration Statement on Form S-11 (File No. 333-53984) filed on January 19, 2001)
 10.3 Form of Form of Apple Hospitality Two, Inc. 2001 Incentive Plan (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-11 (File No. 333-53984) filed on January 19, 2001)
 10.4 Form of Apple Hospitality Two, Inc. 2001 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-11 (File No. 333-84098) filed on January 19, 2001)
 10.5 Purchase Agreement between Residence Inn III LLC, as Seller, and Apple Hospitality Two, Inc., as Purchaser, dated as of May 18, 2001 (incorporated by reference to Exhibit 10.1 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)
 10.6 Amendment and Joinder to Purchase Agreement entered into by Residence Inn III LLC and Apple Hospitality Two, Inc., and Joined in by Marriott Residence Inn USA Limited Partnership, as Seller, dated as of July 30, 2001 (incorporated by reference to Exhibit 10.2 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)
 10.7 Second Amendment and Joinder to Purchase Agreement entered into by Residence III LLC, Apple Hospitality Two, Inc. and Marriott Residence Inn USA Limited Partnership, and Joined in by Crestline Capital Corporation, CC USAGP LLC, CCMH Desert Springs Corporation and CCRI USA LLC, dated as of August 31, 2001 (incorporated by reference to Exhibit 10.3 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)
 10.8      Consent and Amendment Agreement with Release by and between Wells

             Fargo Bank Minnesota, N.A., as Trustee for the registered certificate holders of certain Commercial Mortgage Pass-Through Certificates, Series 2000-2, and Residence Inn III LLC, dated as of September 28, 2001 (incorporated by reference to Exhibit 10.4 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)
10.9         Environmental Indemnity Agreement by Apple Hospitality Two, Inc.
             and Apple Suites Advisors in favor of Wells Fargo Bank Minnesota, N.A., as Trustee for the registered certificate holders of certain Commercial Mortgage Pass-Through Certificates, Series 2000-2, dated as of September 28, 2001 (incorporated by reference to Exhibit 10.5 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)
10.10 Master Hotel Lease Agreement by and between Residence Inn III LLC and Apple Hospitality Management, dated as of September 28, 2001 (incorporated by reference to Exhibit 10.6 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)
10.11 Amended And Restated Management Agreement by and between Apple Hospitality Management, Inc. and Residence Inn By Marriott, Inc., dated as of September 28, 2001 (incorporated by reference to Exhibit 10.7 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)
10.12 Owner Agreement, by and between Residence Inns III LLC, Apple Hospitality Management, Inc. and Residence Inn By Marriott, Inc., dated as of September 28, 2001 (incorporated by reference to Exhibit 10.8 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)
10.13 Non-Disturbance Agreement and Consent of Manager by Apple Hospitality Management, Inc. and Residence Inn III LLC to Wells Fargo Bank Minnesota, N.A., as Trustee for the registered certificate holders of certain Commercial Mortgage Pass-Through Certificates, Series 2000-2, consented and agreed to by Residence Inn By Marriott, Inc., dated as of September 28, 2001 (incorporated by reference to Exhibit 10.9 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)
13.1         2001 Annual Report of Apple Hospitality Two, Inc. (Filed Herewith)
21.1         Subsidiaries of the Registrant (Filed Herewith)
23.1         Consent of Ernst & Young LLP (Filed Herewith)