Form 10-Q
period 2002-03-31
APPLE HOSPITALITY TWO INC
filed 2002-05-15
CIK 1132747

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-49748

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X      No
                                      -----

At May 1, 2002, there were outstanding 17,307,270 shares of common stock, no par value, of the registrant.

                           APPLE HOSPITALITY TWO, INC.
                                    FORM 10-Q

                                      INDEX

                                                                     Page Number

PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

                 Consolidated Balance Sheets -                              3
                 March 31, 2002 and December 31, 2001

                 Consolidated Statement of Operations -                     4
                 Three months ended March 31, 2002 and for The period January 17, 2001 (initial capitalization)
                 Through March 31, 2001

                 Consolidated Statement of Shareholders'                    5
                 Equity-For Three months ended March 31, 2002

                 Consolidated Statement of Cash Flows -                     6
                 Three months ended March 31, 2002 and for The period January 17, 2001 (initial capitalization)
                 Through March 31, 2001

                 Notes to Consolidated Financial Statements                 7

    Item 2. Management's Discussion and Analysis                           14
            of Financial Condition and Results of
            Operations

    Item 3. Quantitative and Qualitative Disclosures                       20
            about Market Risk

PART II. OTHER INFORMATION:

    Item 1. Legal Proceedings (not applicable).

    Item 2. Changes in Securities and Use of Proceeds                      21

    Item 3. Defaults Upon Senior Securities
            (not applicable).

    Item 4. Submission of Matters to a Vote of
            Security Holders (not applicable).

    Item 5. Other Information (not applicable)

    Item 6. Exhibits and Reports on Form 8-K                               22

                                   Apple Hospitality
                        Consolidated Balance Sheets (unaudited)




                                                                                 March 31, 2002   December 31, 2001
                                                                                 --------------   -----------------
ASSETS
 Investment in hotels,
   net of accumulated depreciation of $2,155,692 and $1,084,933, respectively    $ 250,415,896      $ 121,078,235
 Cash and cash equivalents                                                          38,320,448         15,468,841
 Deposit for potential acquisition                                                           -         35,000,000
 Accounts receivable, net                                                               64,289                  -
 Due from third party manager, net                                                   2,443,352            860,229
 Furniture, fixtures & equipment reserve                                             6,996,801          2,254,674
 Other assets                                                                        2,072,650          3,719,308
                                                                                 -------------      -------------
Total Assets                                                                     $ 300,313,436      $ 178,381,287
                                                                                 -------------      -------------

LIABILITIES
 Notes payable-secured                                                           $ 144,821,859       $ 52,874,346
 Accounts payable & accrued expenses                                                 1,333,099            934,198
 Capital lease obligations                                                             207,374            276,135
 Interest payable                                                                      367,888            367,888
 Account payable-affiliate                                                             289,748            261,330
 Distributions payable                                                               3,744,821          3,001,721
 Deferred incentive management fees payable                                            367,564            204,698
                                                                                 -------------      -------------
Total Liabilities                                                                  151,132,353         57,715,618
                                                                                 -------------      -------------

SHAREHOLDERS' EQUITY
 Preferred stock, no par value, authorized
    15,000,000 shares; none issued or outstanding                                            -                  -
 Series B preferred convertible stock, no par value,
    authorized 240,000 shares; issued and
    outstanding 240,000 shares                                                          24,000             24,000
 Common stock, no par value, authorized 200,000,000
    shares; issued and outstanding 17,307,270 shares at March 31, 2002 and         153,065,448        122,889,057
    13,907,733 shares at December 31, 2001
 Distributions greater than net income                                              (3,908,365)        (2,452,086)
                                                                                 -------------      -------------
 Total Shareholders' equity                                                        149,181,083        120,460,971
                                                                                 -------------      -------------
Total Liabilities and Shareholders' equity                                       $ 300,313,436      $ 178,176,589
                                                                                 =============      =============


See notes to consolidated financial statements.

                                Apple Hospitality
                   Consolidated Income Statements (unaudited)



                                                                                For the period
                                                                               January 17, 2001
                                                                           (initial capitalization)
                                                  Three months ended                through
                                                    March 31, 2002               March 31, 2001
                                                  ------------------       ------------------------
 REVENUES:
  Suite revenue                                      $ 11,873,486                  $        -
  Other revenue                                           477,030                           -
                                                     ------------                  ----------
      Total Revenues                                   12,350,516                           -
                                                     ------------                  ----------
 EXPENSES:
  Operating expenses                                    2,610,056                           -
  Hotel administrative expense                          1,360,161                           -
  Sales and marketing                                     630,963                           -
  Utilities                                               571,000                           -
  Repair & maintenance                                    332,820                           -
  Franchise fees                                          474,937                           -
  Management fees                                         408,878                           -
  Chain services                                          199,419                           -
  Taxes, insurance and other                              787,890                           -
  General and administrative                              273,442                           -
  Depreciation of real estate owned                     1,070,758                           -
                                                     ------------                  ----------
      Total Expenses                                    8,720,324                           -
                                                     ------------                  ----------
  Operating Income                                      3,630,192                           -

  Interest income                                         202,938                           -
  Imputed interest expense on Res I                      (450,000)
  Interest expense                                     (1,094,587)                          -
                                                     ------------                  ----------
    Net Income                                       $  2,288,543                  $        -
                                                     ============                  ==========
Basic and diluted earnings per common share          $       0.15                           -

Weighted average shares                                14,981,093                         100

APPLE HOSPITALTIY TWO, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)



                                                                               Series B Preferred
                                                         Common Stock           Convertible Stock    Distributions
                                                   ----------------------------------------------       Greater            Total
                                                     Number                       Number                  Than         Shareholders'
                                                   of Shares       Amount      of Shares   Amount      Net Income         Equity
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 2001                       13,907,733   $ 122,889,057    240,000   $ 24,000   $ (2,452,086) $ 120,460,971

Net proceeds from the sale of common shares         3,274,127      28,986,439          -          -              -     28,986,439
Common shares issued through reinvestment of
      distributions                                   125,410       1,189,952          -          -              -      1,189,952
Issuance of Series B preferred convertible shares           -               -          -          -              -              -
Net income                                                  -               -          -          -   $  2,288,543      2,288,543
Cash distributions declared to shareholders
      ($.25 per share)                                      -               -          -          -     (3,744,821)    (3,744,821)
                                                   ---------------------------------------------------------------------------------
Balance at March 31, 2002                          17,307,270   $ 153,065,448    240,000   $ 24,000   $ (3,908,365) $ 149,181,084
                                                   =================================================================================

APPLE HOSPITALITY TWO, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                                                                     For the period
                                                                                                    January 17, 2001
                                                                          Three                 (initial capitalization)
                                                                        months ended                    through
                                                                        March 31, 2002               March 31, 2001
                                                                        -----------------------------------------------
Cash flow from operating activities:

   Net income                                                            $ 2,288,543                       $   -
   Depreciation of Real estate owned                                       1,070,758                           -
   Changes in operating assets and liabilities
       Due from third party manager                                       (1,583,123)                          -
       Deferred incentive management fee                                     162,866                           -
       Accounts receivable, net                                              (64,289)                          -
       Other assets                                                        1,646,656                           -
       Capital lease obligations-principal payments                          (68,761)                          -
       Accounts payable-affiliates                                            28,418                           -
       Accrued expenses                                                      398,901                           -
                                                                        -----------------------------------------------

                          Net cash provided by operating activities        3,879,971                           -

Cash flow from investing activities:

       Cash placed in capital improvement escrow                          (4,742,127)                          -
       Net cash paid for acquisition of hotels                            (3,958,338)                          -
       Capital improvements                                                 (297,486)                          -
                                                                        -----------------------------------------------

                          Net cash used in investing activities           (8,997,951)                          -

Cash flow from financing activities:

       Payment of mortgage note                                              344,918                           -
       Net proceeds from issuance of common stock                         30,176,391                           -
       Cash distributions paid to shareholders                            (3,001,721)                          -
                                                                        -----------------------------------------------

                          Net cash provided by financing activities       27,519,588                           -

                          Increase  in cash and cash equivalents          22,401,607                           -

Cash and cash equivalents, beginning of period                            15,468,841                         100
                                                                        -----------------------------------------------


Cash and cash equivalents, end of period                                $ 37,870,448                       $ 100
                                                                        ===============================================



Supplemental Information:
       Assumption of mortgage notes payable                             $ 91,602,595
       Deposit for acquisitions used for acquisition of hotels          $ 35,000,000
       Imputed interest expense on Res I                                $    450,000




See accompanying notes to consolidated financial statements.

                           APPLE HOSPITALITY TWO, INC
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2002

(1)      General Information and Summary of Significant Accounting Policies
         ------------------------------------------------------------------
         Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company's audited consolidated financial statements.

         Organization
         ------------

         Apple Hospitality Two, Inc. (the "Company"), a Virginia corporation, was formed on January 17, 2001, with the first investor closing on May 1, 2001. The Company did not have any activity for the first quarter 2001. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

         The REIT Modernization Act, effective January 1, 2001, permits REIT's to establish taxable businesses to conduct certain previously disallowed business activities. The Act also reduces the REIT distribution requirement from 95% to 90% of its taxable income. The Company has formed a wholly-owned taxable REIT subsidiary, Apple Hospitality Management, Inc., and has leased all of its hotels to Apple Hospitality Management or its subsidiaries (collectively, the "Lessee").

         Residence Inn by Marriott, Inc. (the "Manager"), a wholly owned subsidiary of Marriott International, Inc. ("Marriott"), manages the Company's hotels under the terms of management agreements between the Manager and the Lessee.

         Income Taxes
         ------------

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

         The taxable REIT subsidiary is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss and therefore did not have any tax expense for the three months ended March 31, 2002. No tax benefit has been recorded since its realization is not probable.
                                       7

         Use of Estimates
         ----------------

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

         Recent Transaction - Res I Portfolio
         ------------------------------------

         On March 29, 2002, the Company acquired, through subsidiaries, Marriott Residence Inn Limited Partnership, which owns 15 extended-stay hotels. For simplicity, this entity will be referred to as the "Res I Partnership." Although the acquisition was conducted through a merger in which our subsidiaries acquired the Res I Partnership, the purpose and result was our acquisition of the hotels. Each hotel operates as part of the Residence Inn(R) by Marriott(R) franchise system.

         The total base purchase price for the acquisition was approximately $133.4 million. The purchase price, as subject to certain adjustments at closing, was paid through a combination of transactions, as described below. In November 2001, the Company made a deposit of $35 million, which was applied toward the purchase price at closing. In addition, a cash payment of approximately $7 million was made at closing. Our source for these funds was our ongoing and registered public offering of units. To satisfy the remainder of the purchase price, the Company received a credit at closing equal to the unpaid balance of existing loans, which are secured by the hotels.

         The secured loans will continue to be an obligation of the Res I Partnership, which continues to own the hotels. Further details about the secured loans are provided in Note 3 below. The Company also used the proceeds of our ongoing offering to pay 2% of the total base purchase price, which equals $2,667,052, as a commission to Apple Suites Realty Group, Inc.

         The entire purchase price paid for the hotels was allocated to tangible assets. No goodwill was recorded.

         In June 2001, the FASB issued Statement for Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles," effective for fiscal years beginning after December 15, 2001. Under new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The company adopted these new accounting standards beginning the first quarter of fiscal 2002. The adoption of these standards did not have a material impact on its financial statements.

         In August 2001, the FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Statement supercedes Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and APB Opinion No.30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently

         Occurring Events and Transactions", for segments of a business to be disposed of. SFAS No. 144 retains the requirements of Statement 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121. This statement became effective January 1, 2002. The adoption of this statement did not have a material impact on the consolidated financial position or results of operations of the company.

(2)      Investment in Hotels
         --------------------

         At March 31, 2002, the Company owned twenty-five hotels. Ten of the hotels (the "Crestline Portfolio") were acquired by the Company in September 2001 from Crestline Capital Corporation and certain of its subsidiaries. The remaining fifteen of the Company's hotels (the "Res I Portfolio") were acquired effective February 22, 2002.

         Investment in hotels consisted of the following:

         Land                                        $ 67,750,946
         Building                                     173,530,584
         Furniture and equipment                       11,290,058
                                                      -----------
                                                      252,571,588
         Less:  accumulated depreciation               (2,155,692)
                                                     ------------
         Investment in hotels, net                   $250,415,896
                                                     ============


(3)      Notes Payable
         -------------

         Res I Portfolio

         The Res I Partnership, the direct owner of the hotels, is also the borrower under secured loans from two lenders (with one being the senior lender and the other being the subordinate lender). The senior lender is LaSalle Bank National Association as Trustee for Mortgage Pass-Through Certificates Series 1996-2. The senior lender holds separate loans for each hotel in the aggregate original principal amount of $100 million. Each loan held by the senior lender is secured by a first mortgage on the hotel involved and by a related first priority security interest in the rents, revenues and other personal property of such hotel. At closing the aggregate unpaid principal balance of these senior loans was $70,868,403. Each senior loan bears interest at an annual rate of 8.60% and has a maturity date of September 30, 2002. The aggregate monthly payment under the senior loans is $874,163. An aggregate balloon payment in the amount of approximately $69 million is scheduled to be due at maturity.

         The subordinate lender is LaSalle Bank National Association, as Indenture Trustee for Benefit of the Holders of iStar Asset Receivables Trust Collaterialized Mortgage Bonds Series 2000-1. The subordinate lender holds a loan in the original principal amount of $30 million. The subordinate loan is secured by a subordinate mortgage on the hotels and by related second priority security interests in the rents, revenues and other personal property of the hotels. At closing, the unpaid principal balance of the subordinate loan was $20,734,191. The subordinate loan bears interest at an annual rate of 15.25% and requires monthly payments of $400,590. The maturity date is September 30, 2002. A balloon payment in the amount of approximately $20 million is scheduled to be due at maturity.

         Currently, the company plans to pay the balloon payments due September 30, 2002 under the secured loans by using proceeds from new financing provided by a suitable lender. However, the company has not yet obtained any commitment for such financing and the terms of any such financing, including the interest rate and maturity date, cannot be predicted. The company expects that the financing would be secured by the hotels and would have other terms and conditions customary for a large secured commercial loan transaction. Although the company believes secured financing will be available to provide funds sufficient to repay the loan obligations due on September 30, 2002, if for any reason such secured financing cannot be obtained, we would either have to locate an alternative funding source or sell some or all of the hotels.

         Crestline Portfolio

         In conjunction with the Company's 2001 acquisition of the Crestline Portfolio, the Company assumed a $53 million promissory note. The note bears a fixed interest rate of 8.08% per annum and is secured by the 10 hotels. The maturity date is January 2010, with a balloon payment of $35.4 million. The loan is payable in monthly installments, including principal and interest.

         The aggregate maturities of principal, for the promissory note, for the five years subsequent to March 31, 2002 are as follows:

         2002                               $  1,203,371
         2003                                  1,744,451
         2004                                  1,881,011
         2005                                  2,052,865
         2006                                  2,227,502
         Thereafter                           43,239,654
                                              ----------

                                            $ 52,348,854
                                              ==========

(4)      Shareholders' Equity
         --------------------

         The Company is raising equity capital through a "best-efforts" offering of shares by David Lerner Associates, Inc. (the "Managing Dealer"), which will receive selling commissions and a marketing expense allowance based on proceeds of the shares sold. The Company received gross proceeds of $171,493,753 from the sale of 3,157,895 shares at $9.50 per share and 14,149,376 shares at $10 per share, including shares sold through the reinvestment of distributions through March 31, 2002. The net proceeds of the offering, after deducting selling commissions and other offering costs were $153,065,448.

(5)      Management Agreement
         --------------------

         Res I Portfolio

         The Manager has agreed to manage the hotels under an amendment and restatement of management agreement with the Lessee dated as of March

         29, 2002. The management agreement is similar to the prior management agreement for the hotels, which had been executed in 1988. Management services under the management agreement include supervising the operation of the hotels and collecting revenues from their operation for the benefit of the Lessee.

         The initial term of the management agreement will continue until December 28, 2007. The Manager may renew the term of the management agreement for five periods of 10 years each, provided that an event of default by the Manager has not occurred and provided that the Manager exercises its renewal option with respect to at least 80% of the hotels that either meet the then-current brand standards for Residence Inn(R) by Marriott(R) or are subject to property improvement programs reasonably required by the Manager. The Manager may elect to renew for an additional term by giving notice to the Lessee at least 18 months before the expiration of the then current term.

         The Manager will receive a management fee for its services. The total management fee consists of (a) a base management fee calculated on the basis of gross revenues, (b) a Residence Inn(R) system fee calculated on the basis of suite revenues and (c) an incentive management fee calculated on the basis of operating profit. The formulas for these fees are complex and were the result of prior negotiations between the Partnership and the Manager, but were not materially modified in connection with our acquisition of the Partnership. As of March 31, 2002, $90,231 of base management fees was incurred by the Company.

         The management agreement also includes a provision to fund 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment. At March 31, 2002, $3,615,900 was held by the Manager for furniture, fixtures and equipment reserve.

         Crestline Portfolio
         -------------------

         The Lessee has entered into a management agreement with the Manager to operate the hotels. The initial term expires on December 2011 and has renewal terms of up to five 10-year terms. The management agreement provides for payment of base management fees equal to 2% of gross revenues and incentive management fees calculated on the basis of operating profit (as defined in the Agreement). As of March 31, 2002 $318,647 of base management fees and $162,870 of incentive management fees were incurred by the Company.

         The Company is committed, under the management agreement, to fund 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment. At March 31, 2002, $3,035,628 was held by the Manager for furniture, fixtures and equipment reserve.

(6)      Commitments and Related Parties
         -------------------------------

         The Company has contracted with Apple Suites Realty Group, Inc. ("ASRG") to acquire and dispose of real estate assets for the Company. In accordance with the contract, ASRG is to be paid a fee of 2% of the purchase price of any acquisitions or sale price of any dispositions of real estate investments, subject to certain conditions, in addition to certain reimbursable expenses. At March 31, 2002, ASRG had earned $5,047,052.

         The Company has contracted with Apple Suites Advisors, Inc. ("ASA") to advise and provide day to day management services to the Company. In accordance with the contract, the Company will pay ASA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. At March 31, 2002 ASA had earned $163,831 under this agreement.

         ASRG and ASA are 100% owned by Glade M. Knight, Chairman and President of the Company.

(7)      Earnings Per Share
         ------------------

         The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:

                                                        Three months ended
                                                          March 31, 2002
                                                        -------------------

         Numerator:
         Net income and

         numerator for basic and
            diluted earnings                              $   2,288,543
         Denominator:
         Denominator for basic
             earnings per share-weighted-
             average shares                                  14,981,083
         Effect of dilutive securities:
         Stock options:                                           2,316
         ---------------------------------------------------------------
          Denominator for basic and diluted
              earnings per share-adjusted weighted-
              average shares and assumed
              conversions                                    14,983,399
         ---------------------------------------------------------------
         Basic and diluted earnings per
              common share                               $          .15
          --------------------------------------------------------------

(8)      Acquisition
         -----------

         The following unaudited pro forma information for the three months ended March 31, 2002 is presented as if the acquisition of the Res I portfolio of 15 hotels occurred on January 1, 2002. The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2002, nor does it purport to represent the results of operations for future periods.

                                                               Three Months
                                                                  Ended
                                                              March 31, 2002
                                                              --------------

         Hotel revenues                                        $19,389,585
         Net income                                            $   123,391
         Net income per share-basic and diluted                $       .01

         The pro forma information reflects adjustments for actual revenues and expenses of the 15 hotels acquired in 2002 for the respective period in 2002 prior to acquisition by the Company. Net income has been adjusted as follows: (1) depreciation has been adjusted based on the Company's basis in the hotels; (2) advisory expenses have been adjusted based on the Company's contractual arrangements; (3) interest expense has been adjusted to reflect the acquisition as of January 1, 2002; (4) common stock raised during 2002 to purchase these hotels has been adjusted to reflect issuances as of January 1, 2002.

(9)      Subsequent Events
         ------------------

         In April 2002, the Company distributed to its shareholders approximately $3,744,821 ($.25 per share) of which approximately $1,566,096 was reinvested in the purchase of additional shares. On April 22, 2002, the Company closed the sale to investors of 991,567 shares at $10 per share representing net proceeds to the Company of $8,924,105.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         This report contains forward-looking statements within the meaning of
         Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the continuation of the Company's offering of shares; the ability of the Company to implement its acquisition strategy and operating strategy; the Company's ability to manage planned growth; changes in economic cycles; and the effect of competitors within the upper end, extended-stay hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

         General
         -------

         Apple Hospitality Two, Inc. (the "Company"), a Virginia corporation, is a real estate investment trust (REIT) with activities related to the acquisition and ownership of upper-end extended-stay and upper-end limited services hotels. The Company was formed on January 17, 2001, with the first investor closing commencing on May 1, 2001.

         The Company owns twenty-five hotels, with a total of 3280 suites. Ten of the hotels were acquired in 2001 by the Company from Crestline Capital Corporation and certain of its subsidiaries. The following table summarizes the locations of and the number of suites located at these ten hotels (collectively, the "Crestline Portfolio"):



         General location of hotels    # of Suites       General location of hotels       # of Suites
         --------------------------------------------------------------------------------------------

         Montgomery, Alabama                94           Atlanta/Hapeville, Georgia           126
         Bakersfield, California           114           Boston, Massachusetts                130
         Concord, California               126           Cincinnati, Ohio                     118
         San Ramon, California             106           Dallas, Texas                        120
         Meriden, Connecticut              106           Houston, Texas                       110



         The remaining fifteen hotels owned by the Company were acquired on March 29, 2002, in a transaction described below under "Recent Acquisition." The following table summarizes the location of and the number of suites located at these fifteen hotels (the "Res I Portfolio"):




         General location of hotel     # of Suites       General location of hotels       # of Suites
         --------------------------------------------------------------------------------------------
         Costa Mesa, California            144           Southfield, Michigan                144
         La Jolla, California              288           St. Louis/Chesterfield, Missouri    104
         Long Beach, California            216           St. Louis-Galleria, Missouri        152
         Boulder, Colorado                 128           Cincinnati, Ohio                    144
         Atlanta-Buckhead, Georgia         136           Columbus, Ohio                       96
         Atlanta-Cumberland, Georgia       130           Dayton-North, Ohio                   64
         Atlanta-Dunwoody, Georgia         144           Dayton-South, Ohio                   96
         Chicago, Illinois                 144




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

         Recent Acquisition - the Residence Inn I Hotel Portfolio
         --------------------------------------------------------

         On March 29, 2002, the Company acquired, through subsidiaries, Marriott Residence Inn Limited Partnership (the "Partnership"), which owns fifteen (15) extended-stay hotels. Although the acquisition was conducted through a merger in which the Company's subsidiaries acquired the Partnership, the purpose and result was acquisition of the hotels.

         The purchase price, as adjusted at closing, was paid through a combination of transactions. The total base purchase price for the acquisition was approximately $133.4 million. In November 2001, the Company made a deposit of $35 million, which was applied toward the purchase price at closing. In addition, the Company made a cash payment of approximately $7 million at closing. To satisfy the remainder of the purchase price, the Company received a credit at closing equal to the unpaid balance of existing loans, which are secured by the hotels. The secured loans will continue to be an obligation of the Partnership, which continues to own the hotels.

         Results of Operations
         ---------------------

         Since the Company started operating effective May 1, 2001, with the first investor closing, a comparison of revenues and expenses to the corresponding fiscal quarter and year-to-date period of 2001 is not possible.

         Revenues
         --------

         The Company's principal source of revenue is hotel suite revenue. For the three months ended March 31, 2002, the Company had suite revenue and other revenue of $11,873,486 and $477,030 respectively. The Revenue per Occupied Room and the Average Daily Rate was $66.31 and $92.18 respectively with Occupancy at 71.9%

         For the three months ended March 31, 2002, the Company had interest income of $202,938.

         Expenses
         --------

         Interest expense was $1,094,587 for the three months ended March 31, 2002. Interest expense represented interest expense on the Crestline 8.08%, $53 million promissory note assumed in conjunction with the Crestline acquisition. Imputed interest expense on the Res I 8.6% $71 million and 15.25% $21 million promissory notes assumed in conjunction with the Company's recent Res I acquisition, effective February 22, 2002, was $450,000.

         Depreciation expense for the three months ended March 31, 2002 was $1,070,758. Depreciation expense for 2002 represents expense of the Company's 25 hotels and related personal property.

         Taxes, insurance and other expense for the three months ended March 31, 2002 was $787,890 or 7% of the Company's suite revenue in 2002.

         General and administrative expenses for the three months ended March 31, 2002 was $273,442 or 2% of the Company's suite revenue in 2002. This percentage is expected to decrease as the Company's asset base grows. These expenses represent the administrative expenses of the Company as distinguished from the hotel operations.

         Hotel operating expenses totaled $2,610,056 or 22% of the Company's suite revenue for the three months ended March 31, 2002.

         The Manager manages the day-to-day operations of the hotels under management agreements with the Lessee. The Manager receives management fees for its services. The management fees consist of (a) a base management fee of two percent (2%) of gross revenues, (b) a Residence Inn (R) system fee of four percent (4%) of suite revenues and (c) an incentive management fee based on the operating profit of the hotels. For the three months ended March 31, 2002 the Company had incurred $408,878 in base management fees, $474,937 in system fees and $162,866 in incentive management fees.

         In addition to management fees, the Company also pays each hotel's pro rata share of the Manager's actual costs and expenses incurred in providing certain services ("Chain Services") on a central or regional basis to all the hotels operated by the Manager or other Marriott affiliate. Chain Services include central training and development; computerized payroll and accounting services; and such additional central or regional services performed on a centralized basis. For three months ended March 31, 2002 the Company had incurred $199,419 in Chain Services.

         Since the Manager is the franchiser of the Residence Inn (R) by Marriott (R) system, the management agreements provide for payments of costs associated with certain system-wide advertising, promotional and public relations materials and programs and the operational costs of reservation systems. Each hotel pays two and one-half percent (2.5%) of suite revenues to this marketing fund. For the three month period ended March 31, 2002 the Company had incurred $296,837 in marketing fees.

         Liquidity and Capital Resources
         -------------------------------

         There was a significant change in the Company's liquidity during the three month period ended March 31, 2002. Through the period ended March 31, 2002, the Company sold 17,307,270 shares (3,157,895 shares at $9.50 per share and 14,149,375 shares at $10 per share) of its common stock to its investors, including shares sold through the reinvestment of distributions. The total gross proceeds from the shares sold were $171,493,573, which netted $153,065,449 to the Company after the payment of selling commissions and other offering costs.

         Res I Portfolio

         The Company is committed, under the management agreement, to fund 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment. For the period ended March 31, 2002, $3,615,900 was held by the Manager for furniture, fixtures and equipment reserve.

         Crestline Portfolio

         The Company is committed, under the management agreement, to fund 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment. For the period ended March 31, 2002, $3,035,628 was held by the Manager for furniture, fixtures and equipment reserve.

         Proposed Offering

         The Company has filed with the United States Securities and Exchange Commission a registration statement covering the proposed offer and sale to the public of an additional 10 million Units (each Unit consists of one common share and one Series A preferred share) at $10 per Unit for an aggregate public offering price of $100 million. To the extent the Company receives proceeds from the sale of these Units, they will be available for general corporate purposes, including the acquisition of additional properties. However, at this time, the Company cannot predict how many additional Units will be sold pursuant to this additional offering.

         Notes payable
         -------------

         Res I Portfolio

         The Partnership, which was acquired by the Company, through subsidiaries, in connection with the Residence Inn One Transaction, is the borrower under secured loans from two lenders (with one being the senior lender and the other being the subordinate lender). The senior lender is LaSalle Bank National Association as Trustee for Mortgage Pass-Through Certificates Series 1996-2. The senior lender holds separate loans for each hotel in the aggregate original principal amount of $100 million. Each loan held by the senior lender is secured by a first mortgage on the hotel involved and by a related first priority security interest in the rents, revenues and other personal property of such hotel. On March 29, 2002, the aggregate unpaid principal balance of these senior loans was $70,868,403. Each senior loan bears interest at an annual rate of 8.60% and has a maturity date of September 30, 2002. The aggregate monthly payment under the senior loans is $874,163. An aggregate balloon payment in the amount of approximately $70 million is scheduled to be due at maturity. The subordinate lender is LaSalle Bank National Association, as Indenture Trustee for Benefit of the Holders of iStar Asset Receivables Trust Collateralized Mortgage Bonds Series 2000-1. The subordinate lender holds a loan in the original principal amount of $30 million. The subordinate loan is secured by a subordinate mortgage on the hotels and by related second priority security interests in the rents, revenues and other personal property of the hotels. On March 29, 2002, the unpaid principal balance of the subordinate loan was $20,734,191. The subordinate loan bears interest at an annual rate of 15.25% and requires monthly payments of $400,590. The maturity date is September 30, 2002. A balloon payment in the amount of approximately $20 million is scheduled to be due at maturity.

         Crestline Portfolio

         In conjunction with our previously acquired portfolio of properties, the Company assumed a $53 million promissory note. The note bears a fixed interest rate of 8.08% per annum and is secured by the 10 hotels. The maturity date is January 2010, with a balloon payment of $35.4 million. The loan is payable in monthly installments, including principal and interest.

         Cash and cash equivalents
         -------------------------

         Cash and cash equivalents totaled $38,320,448 at March 31, 2002. The company plans to use this cash for future acquisition costs, to pay dividends, to pay down debt service and to fund general corporate expenses.

         Capital requirements
         --------------------

         Capital resources are expected to grow with the future sale of its shares. In general, the Company expects capital resources to be adequate to meet its cash requirements in 2002.

         The Company has ongoing capital commitments to fund its capital improvements. The Company, through the Lessee, is required, under management agreements with the Managers, to make available to the Lessee, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 5%, for both the Crestline portfolio and Res I portfolio, of gross revenues provided that such amount may be used for capital expenditures made by the Company with respect to the hotels. The Company expects that this amount will be adequate to fund the required repair, replacement, and refurbishments and to maintain its hotels in a competitive condition.

         It is anticipated that revenues generated from hotels and equity funds will be used to meet normal hotel operating expenses, make principal payments on the notes assumed with the 2001 and 2002 acquisitions and payment of distributions.

         Impact of inflation
         -------------------

         Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operator's ability to raise room rates.

         Seasonality
         -----------

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

         The Company believes its liquidity and capital resources are adequate to meet its cash requirements for the foreseeable future subject to finding suitable refinancing of the debt assumed in the Res I portfolio transaction (see discussion above).

         Potential Acquisition
         ---------------------

         The Company entered into an agreement on April 30, 2002, regarding the potential acquisition of twenty-three (23) extended-stay hotels that operate as part of the Residence Inn(R) by Marriott(R) franchise. The acquisitions are considered potential, and not probable, due to the number of conditions to closing. Either party to the agreement may terminate if closing does not occur on or before September 27, 2002, although the closing may occur as early as the end of the second quarter 2002. As required by the agreement, we made an escrow deposit equal to $3,000,000. This amount, plus any accrued interest, would be applied as a credit toward the purchase price if the transaction were to occur. Should the agreement be terminated on account of certain breaches by us, $1,000,000 of the deposit would become the property of the seller and the $2,000,000 balance of the deposit would be returned to us.

         Recent Accounting Pronouncements
         --------------------------------

         In June 2001, the FASB issued Statement for Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles," effective for fiscal years beginning after December 15, 2001. Under new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The company adopted these new accounting standards beginning the first quarter of fiscal 2002. The adoption of these standards will not have a material impact on its financial statements.

         In August 2001, the FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Statement supercedes Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and APB Opinion No.30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently

         Occurring Events and Transactions", for segments of a business to be disposed of. SFAS No. 144 retains the requirements of Statement 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121. This statement became effective January 1, 2002. The adoption of this statement did not have a material impact on the consolidated financial position or results of operations of the company.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         All of the Company's market risk is exposure to changes in mortgage interest rates related to the assumption of the promissory notes and interest rates on short-term investments. The interest rate of the assumed debt for the Crestline acquisition was 8.08% and the interest rates of the assumed debt for the Res I acquisition were 8.60% and 15.25%. The Company invests proceeds from its best efforts offering in short-term money market investments pending acquisitions. The Company intends to invest this money in real estate assets as suitable opportunities arise.

Part II, Item 2.  Changes in Securities and Use of Proceeds

The following table set forth information concerning the Offering and the use of proceeds from the Offering as of March 31, 2002:



         Common Shares Registered:

                  3,157,895                 Common Shares $ 9.50 per Common Share      $ 30,000,000
                 17,000,000                 Common Shares $10.00 per Common Share      $170,000,000
                 ----------                                                            ------------

Totals:          20,157,895                 Common Shares                              $200,000,000
                 ----------

         Common Shares Sold:

                  3,157,895                 Common Shares  $ 9.50 per Common Share     $ 30,000,000
                 14,149,375                 Common Shares  $10.00 per Common Share      141,493,753
                 ----------                                                            ------------

Totals:          17,307,270                 Common Shares                              $171,493,753
                 ----------

         Expenses of Issuance and Distribution of Common Shares

                  1.    Underwriting discounts and commissions                         $ 17,149,375
                  2.    Expenses of underwriters                                                  -
                  3.    Direct or indirect payments to directors or officers
                        of the Company or their associates, to ten percent
                        shareholders, or to affiliates of the Company                             -
                  4.    Fees and expenses of third parties                                1,278,929
                                                                                       ------------

                  Total Expenses of Issuance and Distribution of
                       Common Shares                                                     18,428,304

         Net Proceeds to the Company                                                   $153,065,449

                  1.    Purchase of real estate (including repayment of
                        indebtedness incurred to purchase real estate)                 $108,439,531
                  2.    Interest on indebtedness                                          1,094,587
                  3.    Working capital                                                  38,320,448
                  4.    Fees to the following (all affiliates of officers of
                        the Company):
                           a.  Apple Suites Advisors, Inc.                                  163,831
b.
                           b.  Apple Suites Realty Group                                  5,047,052
                  5.   Fees and expenses of third parties:                                        -
                           a.  Legal                                                              -
                           b.  Accounting                                                         -
                  6.   Other (loan and deposit associated with potential acquisition)             -
                                                                                       ------------

         Total of Application of Net Proceeds to the
                  Company                                                              $153,065,449

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

   (b)   Reports on Form 8-K

         The following table lists the reports of Form 8-K filed by the Company during the quarter ended March 31, 2002 the items reported and the financial statements included in such filings.

         Type and Date
          of Reports

                  Form 8-K dated
                  September 28, 2001 and
                  Filed October 16, 2001

         Items Reported

                  7 and 8

         Financial Statements Filed

                  Condensed Balance Sheet as of June 15, 2001
                  (unaudited);Condensed Statement of Operations and Member's Equity For the Twenty-Four Weeks Ended June 15, 2001 (unaudited);Condensed Statement of Cash Flows For the Twenty-Four Weeks Ended June 15, 2001 (unaudited); Balance Sheets as of December 29, 2000 and December 31, 1999;Statements of Operations and Member's Equity For the Fiscal Years Ended December 29, 2000 and December 31, 1999;Statement of Cash Flows For the Fiscal Years Ended December 29, 2000 and December 31, 1999MARRIOTT RESIDENCE INN USA LIMITED PARTNERSHIP; Statement of Operations For the Year Ended December 31, 1998; Statement of Changed in Partners' Capital For the Year Ended December 31, 1998;Statement of Cash Flows For the Year Ended December 31, 1998

                                   SIGNATURES
                                   ----------

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

                                               Apple Hospitality Two, Inc.
                                               ---------------------------
                                               (Registrant)



DATE:      May 15, 2002                        BY:   /s/ Glade M. Knight
                                                    ----------------------------
                                                    Glade M. Knight
                                                    President

                                               BY:   /s/ David S. McKenney
                                                    ----------------------------
                                                    Chief Financial Officer