Form 10-Q/A
period 2002-03-31
APPLE HOSPITALITY TWO INC
filed 2002-05-16
CIK 1132747

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                                Explanatory Note

This amendment to the 10Q filed May 15, 2002, reflects changes made to the net cash paid for acquisition of hotels on the consolidated statement of cash flows, and changes to note 8 for pro forma net income and net income per share-basic and diluted.

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
                                                                        March 31, 2002               March 31, 2001
                                                                        -----------------------------------------------
Cash flow from operating activities:

   Net income                                                            $ 2,288,543                       $   -
   Depreciation of Real estate owned                                       1,070,758                           -
   Changes in operating assets and liabilities
       Due from third party manager                                       (1,583,123)                          -
       Deferred incentive management fee                                     162,866                           -
       Accounts receivable, net                                              (64,289)                          -
       Other assets                                                        1,646,656                           -
       Capital lease obligations-principal payments                          (68,761)                          -
       Accounts payable-affiliates                                            28,418                           -
       Accrued expenses                                                      398,901                           -
                                                                        -----------------------------------------------

                          Net cash provided by operating activities        3,879,971                           -

Cash flow from investing activities:

       Cash placed in capital improvement escrow                          (4,742,127)                          -
       Net cash paid for acquisition of hotels                            (3,508,339)                          -
       Capital improvements                                                 (297,486)                          -
                                                                        -----------------------------------------------

                          Net cash used in investing activities           (8,547,952)                          -

Cash flow from financing activities:

       Payment of mortgage note                                              344,918                           -
       Net proceeds from issuance of common stock                         30,176,391                           -
       Cash distributions paid to shareholders                            (3,001,721)                          -
                                                                        -----------------------------------------------

                          Net cash provided by financing activities       27,519,588                           -

                          Increase  in cash and cash equivalents          22,851,607                           -

Cash and cash equivalents, beginning of period                            15,468,841                         100
                                                                        -----------------------------------------------


Cash and cash equivalents, end of period                                $ 38,320,448                       $ 100
                                                                        ===============================================



Supplemental Information:
       Assumption of mortgage notes payable                             $ 91,602,595
       Deposit for acquisitions used for acquisition of hotels          $ 35,000,000
       Imputed interest expense on Res I                                $    450,000




See accompanying notes to consolidated financial statements.

                                                               Three Months
                                                                  Ended
                                                              March 31, 2002
                                                              --------------

         Hotel revenues                                        $19,389,585
         Net income                                            $ 2,430,940
         Net income per share-basic and diluted                $       .16

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

                                               Apple Hospitality Two, Inc.
                                               ---------------------------
                                               (Registrant)



DATE:      May 16, 2002                        BY:   /s/ Glade M. Knight
                                                    ----------------------------
                                                    Glade M. Knight
                                                    President

                                               BY:   /s/ David S. McKenney
                                                    ----------------------------
                                                    Chief Financial Officer