Form 10-Q
period 2002-06-30
APPLE HOSPITALITY TWO INC
filed 2002-08-12
CIK 1132747

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
THE QUARTERLY PERIOD ENDED JUNE 30, 2002
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-49748

APPLE HOSPITALITY TWO, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-2010305
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 SOUTH THIRD STREET RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)
(804) 344-8121
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

At August 1, 2002, there were outstanding 23,445,942 shares of common stock, no par value, of the registrant.

APPLE HOSPITALITY TWO, INC.
FORM 10-Q

INDEX

		Page Number

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets - June 30, 2002 and December 31, 2001	3

	Consolidated Statement of Operations - Six months ended June 30, 2002 and for The period January 17, 2001 (initial capitalization) Through June 30, 2001	4

	Consolidated Statement of Shareholders’ Equity-For Six months ended June 30, 2002	5

	Consolidated Statement of Cash Flows - Six months ended June 30, 2002 and for The period January 17, 2001 (initial capitalization) Through June 30, 2001	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

PART II. OTHER INFORMATION:

Item 1.	Legal Proceedings (not applicable).

Item 2.	Changes in Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities (not applicable).

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K	24

Apple Hospitality
Consolidated Balance Sheets (unaudited)

	June 30, 2002	December 31, 2001

ASSETS
Investment in hotels, net of accumulated depreciation of $2,639,286 and $1,084,933 respectively	$249,532,341	$121,078,235
Cash and cash equivalents	68,794,802	15,468,841
Deposit for potential acquisition	3,000,000	35,000,000
Due from third party manager, net	2,535,282	860,229
Furniture, fixtures & equipment escrow	7,132,744	2,254,674
Deposit for refinancing	2,000,105	—
Other assets	3,685,176	3,719,308

Total Assets	$336,680,450	$178,381,287

LIABILITIES
Notes payable-secured	$142,912,276	$52,874,346
Accounts payable & accrued expenses	2,476,954	934,198
Capital lease obligations	153,066	276,135
Interest payable	367,888	367,888
Account payable-affiliate	123,610	261,330
Distributions payable	—	3,001,721
Deferred incentive management fees payable	818,580	204,698

Total Liabilities	146,852,374	57,920,316

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, authorized 15,000,000 shares; none issued or outstanding	—	—
Series B preferred convertible stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24,000	24,000
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 21,344,510 shares at June 30, 2002 and 13,907,733 shares at December 31, 2001	190,484,388	122,889,057
Distributions greater than net income	(680,312)	(2,452,086)

Total Shareholders’ equity	189,828,076	120,460,971

Total Liabilities and Shareholders’ equity	$336,680,450	$178,381,287

See accompanying notes to consolidated financial statements.

Apple HospitalityTwo, Inc.
Consolidated Income Statements (unaudited)

	Three months ended June 30, 2002	Six months ended June 30, 2002	Three months ended June 30, 2001	January 17, 2001 (initial capitalization) through June 30, 2001

REVENUES:
Suite revenue	$21,508,446	$33,381,932	$—	$—
Other revenue	711,191	1,188,221	—	—

Total Revenues	22,219,637	34,570,153	—	—

EXPENSES:
Operating expenses	4,988,913	7,598,969	—	—
Hotel administrative expense	2,418,433	3,778,594	—	—
Sales and marketing	1,185,833	1,816,796	—	—
Utilities	823,588	1,394,588	—	—
Repair & maintenance	591,440	924,260	—	—
Franchise fees	860,339	1,335,276	—	—
Management fees	1,107,002	1,515,880	—	—
Chain services	338,915	538,334	—	—
Taxes, insurance and other	1,424,144	2,212,034	—	—
General and administrative	409,883	683,325	53,298	53,298
Depreciation of real estate owned	1,568,528	2,639,286	—	—

Total Expenses	15,717,018	24,437,342	53,298	53,298

Operating Income	6,502,619	10,132,811	(53,298)	(53,298)
Interest income	133,449	336,387	635,526	635,526
Imputed interest expense Res I	—	(450,000)	—	—
Interest expense	(3,408,015)	(4,502,602)	—	—

Net Income	3,228,053	5,516,596	582,228	582,228

Basic and diluted earnings per common share	$0.17	$0.33	$0.20	$0.36
Weighted average shares	18,640,216	16,810,654	2,966,053	1,627,712

Distributions per share	$0.25	$0.50	$0.25	$0.25

See accompanying notes to consolidated financial statements.

APPLE HOSPITALTIY TWO, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock		Series B Preferred Convertible Stock		Distributions Greater Than Net Income	Total Shareholders Equity’

	Numberof Shares	Amount	Numberof Shares	Amount

Balance at December 31, 2001	13,907,733	$122,889,057	240,000	$24,000	$(2,452,086)	$120,460,971
Net proceeds from the sale of common shares	7,154,757	64,775,135	—	—	—	64,775,135
Common shares issued through reinvestment of distributions	282,020	2,820,196	—	—	—	2,820,196
Net income	—	—	—	—	$5,516,596	5,516,596
Cash distributions declared to shareholders ($.25 per share)	—	—	—	—	(3,744,822)	(3,744,822)

Balance at June 30, 2002	21,344,510	$190,484,388	240,000	$24,000	$(680,312)	$189,828,076

See accompanying notes to consolidated financial statements.

APPLE HOSPITALTIY TWO, INC.
CONSOLIDATED STATEMENT OF CAHS FLOWS (unaudited)

	For the six months ended June 30, 2002	For the period January 17, 2001 (initial capitalization) through June 30, 2001

Cash flow from operating activities:
Net income	$5,516,596	$582,228
Depreciation of Real estate owned	1,554,353	—
Imputed interest	450,000	—
Changes in operating assets and liabilities
Due from third party manager	(1,675,053)	—
Deferred incentive management fee	613,882	—
Other assets	34,132	(739,072)
Capital lease obligations-principal payments	(123,069)	—
Accounts payable-affiliates	(137,720)	25,429
Accrued expenses	1,542,756	120,374

Net cash provided by operating activities	7,775,877	(11,041)
Cash flow from investing activities:
(Increase) decrease in cash restricted for cap improvement, net	(4,878,070)	—
Capital improvements	(347,525)	—
Issuance of promissory note	—	(47,000,000)
Deposit for potential acquisition	(3,000,000)	(1,001,000)
Cash paid for acquisition of LLC	(3,508,339)	—

Net cash used in investing activities	(11,733,934)	(48,001,000)
Cash flow from financing activities:
Payment of mortgage note	(1,564,665)	—
Deposit for mortgage note refinancing	(2,000,105)	—
Payment from officer-shareholder for Series B convertible preferred stock	—	24,000
Net proceeds from issuance of common stock	67,595,331	59,035,771
Cash distributions paid to shareholders	(6,746,543)	—

Net cash provided by financing activities	57,284,018	59,059,771
Increase in cash and cash equivalents	53,325,961	11,047,730
Cash and cash equivalents, beginning of period	15,468,841	100

Cash and cash equivalents, end of period	$68,794,802	$11,047,830

Supplemental Information:
Assumption of mortgage notes payable	$91,602,595
Deposit for acquisitions used for acquisition of hotels	$35,000,000

See accompanying notes to consolidated financial statements.

APPLE HOSPITALITY TWO, INC
 Notes to Consolidated Financial Statements (Unaudited)
June 30, 2002

(1)	General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position have been included.  These unaudited financial statements should be read in conjunction with Apple Hospitality Two, Inc’s. (the “Company’s”) audited consolidated financial statements contained in the Company’s December 31, 2001 Annual Report on Form 10-K.

Residence Inn by Marriott, Inc. (the “Manager”), a wholly owned subsidiary of Marriott International, Inc. (“Marriott”), manages the Company’s hotels under the terms of management agreements between the Manager and the Lessee.  The Manager records operations of the hotels on a 13 period fiscal year, which includes 28 days per period.  The Company will continue to report on a calendar year basis, but will incorporate hotel operations based on three 12 week periods for quarters one, two, and three, and one 16 week period for quarter four.

Organization

The Company, was formed on January 17, 2001, with the first investor closing on May 1, 2001.  The Company did not have any activity for the first quarter 2001.  The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated upon consolidation.

The REIT Modernization Act, effective January 1, 2001, permits REIT’s to establish taxable businesses to conduct certain previously disallowed business activities. The Company has formed a wholly-owned taxable REIT subsidiary, Apple Hospitality Management, Inc., and has leased all of its hotels to Apple Hospitality Management or its subsidiaries (collectively, the “Lessee”).

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

The Lessee, as a taxable REIT subsidiary of the company, is subject to federal and state income taxes.  The taxable REIT subsidiary incurred a loss for the six months ended June 30, 2002 and therefore did not have any tax expense.  No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Recent Transaction – Res I Portfolio

On March 29, 2002, the Company acquired, through subsidiaries, Marriott Residence Inn Limited Partnership, which owns 15 extended-stay hotels.  For simplicity, this entity will be referred to as the “Res I Partnership.”  Although the acquisition was conducted through a merger in which our subsidiaries acquired the Res I Partnership, the purpose and result was our acquisition of the hotels.  Each hotel operates as part of the Residence Inn® by Marriott® franchise system.

The total base purchase price for the acquisition was approximately $133.4 million.  The purchase price, as subject to certain adjustments at closing, was paid through a combination of transactions, described below.  In November 2001, the Company made a deposit of $35 million, which was applied toward the purchase price at closing.  In addition, a cash payment of approximately $7 million was made at closing.  Our source for these funds was our ongoing and registered public offering of units.  To satisfy the remainder of the purchase price, the Company received a credit at closing equal to the unpaid balance of existing loans, which are secured by the hotels.

The secured loans continue to be an obligation of the Res I Partnership, which continues to own the hotels.  Further details about the secured loans are provided in Note 3 below.  The Company also used the proceeds of our ongoing offering to pay 2% of the total base purchase price, which equals $2,667,052, as a commission to Apple Suites Realty Group, Inc.

The entire purchase price paid for the hotels was allocated to tangible assets. No goodwill was recorded.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement for Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangibles,” effective for fiscal years beginning after December 15, 2001.  Under new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.  The company adopted these new accounting standards beginning the first quarter of fiscal 2002.  The adoption of these standards did not have a material impact on its financial statements.

In August 2001, the FASB issued Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The Statement supercedes Statement 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of”, and APB Opinion No.30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for segments of a business to be disposed of.  SFAS No. 144 retains the requirements of Statement 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121.  This statement became effective January 1, 2002.  The adoption of this statement did not have a material impact on the consolidated financial position or results of operations of the company.

(2)	Investment in Hotels

At June 30, 2002, the Company owned twenty-five hotels.  Ten of the hotels (the “Crestline Portfolio”) were acquired by the Company in September 2001 from Crestline Capital Corporation and certain of its subsidiaries.  The remaining fifteen of the Company’s hotels (the “Res I Portfolio”) were acquired effective February 22, 2002.

	Investment in hotels consisted of the following:

	Land	$67,752,013
	Building	173,532,784
	Furniture and equipment	11,971,763

	Less: accumulated depreciation	253,256,560
	Investment in hotels, net	(3,724,219)

		$249,532,341

(3)	Notes Payable
	Res I Portfolio

The Res I Partnership, the direct owner of the hotels, is also the borrower under secured loans from two lenders (with one being the senior lender and the other being the subordinate lender).  The senior lender is LaSalle Bank National Association as Trustee for Mortgage Pass-Through Certificates Series 1996-2.  The senior lender holds separate loans for each hotel in the aggregate original principal amount of $100 million.  Each loan held by the senior lender is secured by a first mortgage on the hotel involved and by a related first priority security interest in the rents, revenues and other personal property of such hotel.  At closing, the aggregate unpaid principal balance of these senior loans was $70,868,403.  Each senior loan bears interest at an annual rate of 8.60% and has a maturity date of September 30, 2002.  The aggregate monthly payment under the senior loans is $874,163.  An aggregate balloon payment in the amount of approximately $69 million is scheduled to be due at maturity.

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

	Crestline Portfolio

In conjunction with the Company’s 2001 acquisition of the Crestline Portfolio, the Company assumed a $53 million promissory note.  The note bears a fixed interest rate of 8.08% per annum and is secured by the 10 hotels.  The maturity date is January 2010, with a balloon payment of $35.4 million.  The loan is payable in monthly installments, including principal and interest.

	The aggregate maturities of principal, for the promissory note, for the five years subsequent to June 30, 2002 are as follows:

	2002	$675,032
	2003	1,744,451
	2004	1,881,011
	2005	2,052,865
	2006	2,227,502
	Thereafter	43,505,627

		$52,086,488

(4)	Shareholders’ Equity

The Company is raising equity capital through a “best-efforts” offering of shares by David Lerner Associates, Inc. (the “Managing Dealer”), which will receive selling commissions of 7.5% and a marketing expense allowance of 2.5% based on proceeds of the shares sold.  The Company received gross proceeds of $211,866,157 from the sale of 3,157,895 shares at $9.50 per share and 18,186,616 shares at $10 per share, including shares sold through the reinvestment of distributions through June 30, 2002.  The net proceeds of the offering, after deducting selling commissions and other offering costs were $190,484,388.

(5)	Management Agreement
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

The initial term of the management agreement will continue until December 28, 2007.  The Manager may renew the term of the management agreement for five periods of 10 years each, provided that an event of default by the Manager has not occurred and provided that the Manager exercises its renewal option with respect to at least 80% of the hotels that either meet the then-current brand standards for Residence Inn® by Marriott® or are subject to property improvement programs reasonably required by the Manager.

The Manager may elect to renew for an additional term by giving notice to the Lessee at least 18 months before the expiration of the then current term.

The Manager receives a management fee for its services.  The total management fee consists of (a) a base management fee calculated on the basis of gross revenues, (b) a Residence Inn® system fee calculated on the basis of suite revenues and (c) an incentive management fee calculated on the basis of operating profit.  The formulas for these fees are complex and were the result of prior negotiations between the Res I Partnership and the Manager, but were not materially modified in connection with our acquisition of the Partnership.  As of June 30, 2002, $367,079 of base management fees and $376,000 of deferred incentive management fees were incurred by the Company.

Incentive management fees that do not meet certain criteria based on the earnings of the properties are deferred (deferred incentive management fees) and are available to be paid out of cash flow upon the occurrence of certain events.  In connection with the acquisition of the Res I portfolio, the Company assumed the management agreement of the prior owner which included an accumulated deferred incentive management fee of  approximately $7.3 million , payment of which is contingent upon the occurrence of certain events, including the sale of the properties.  However, the Company would have to realize substantial gains on the sale of the properties before this deferred incentive management fee would become payable.    The Company has not recorded any of the $7.3 million deferred incentive management fee at June 30, 2002 as the payment of these amounts is not considered probable.

The management agreement also includes a provision to fund 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment.  At June 30, 2002, $4,537,548 was held by the Manager for furniture, fixtures and equipment reserve.

Crestline Portfolio

The Lessee has entered into a management agreement with the Manager to operate the hotels. The initial term expires on December 2011 and has renewal terms of up to five 10-year terms.  The management agreement provides for payment of base management fees equal to 2% of gross revenues and incentive management fees calculated on the basis of operating profit.  As of June 30, 2002, $330,215 of base management fees and $442,586 of incentive management fees were incurred by the Company.

The Company is committed, under the management agreement, to fund 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment.  At June 30, 2002, $2,595,196 was held by the Manager for furniture, fixtures and equipment reserve.

(6)	Potential Transaction

The Company entered into an agreement on April 30, 2002,regarding the potential acquisition of twenty-three (23) extended-stay hotels that operate as part of the Residence Inn® by Marriott® franchise.  The acquisitions are considered potential, due to the number of conditions at closing.  Either party to the agreement may terminate if closing does not occur on or before September 27, 2002, although the closing may occur earlier.  As required by the agreement, we made an escrow deposit equal to $3,000,000.  This amount, plus any accrued interest, would be applied as a credit toward the purchase price if the transaction were to occur.  Should the agreement be terminated on account of certain breaches by us, $1,000,000 of the deposit would become the property of the seller and the $2,000,000 balance of the deposit would be returned to us.

(7)	Commitments

The Company has entered into a debt refinancing commitment.  The rate is based on a 10 year treasury rate, and a rate lock deposit of $2,000,000 was issued.  The deposit, less the change in 10 year treasury rate from time of deposit to the time of termination, is refundable if the commitment is terminated.

(8)	Related Parties

The Company has contracted with Apple Suites Realty Group, Inc. (“ASRG”) to acquire and dispose of real estate assets for the Company.  In accordance with the contract, ASRG is to be paid a fee of 2% of the purchase price of any acquisitions or sale price of any dispositions of real estate investments, subject to certain conditions, in addition to certain reimbursable expenses.  As of June 30, 2002, ASRG had earned $5,047,052.

The Company has contracted with Apple Suites Advisors, Inc. (“ASA”) to advise and provide day to day management services to the Company.  In accordance with the contract, the Company will pay ASA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses.  As of June 30, 2002 ASA had earned $223,338 under this agreement.

ASRG and ASA are 100% owned by Glade M. Knight, Chairman and President of the Company

(9)	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:

	Three months ended June 30,2002	Six months ended June 30,2002	For the period January 17, 2001 (initial capitalization) through June 30, 2001		Three months ended June 30, 2001

Numerator:
Net income and numerator for basic and diluted earnings	$3,228,053	$5,516,596		$582,228	$582,228
Denominator:
Denominator for basic earnings per share-weighted - average shares	18,640,216	16,810,654		1,627,712	2,966,053
Effect of dilutive securities:
Stock options:	2,316	2,316		—	—

Denominator for basic and diluted earnings per share-adjusted weighted - average shares and assumed conversions	18,642,532	16,812,970		1,627,712	2,966,053

Basic and diluted earnings per common share	$.17	$.33	$	. 36	$.20

(10)	Acquisition

The following unaudited pro forma information for the six months ended June 30, 2002 is presented as if the acquisition of the Res I portfolio of 15 hotels occurred on January 1, 2002.  The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2002, nor does it purport to represent the results of operations for future periods

		Six Months Ended June 30, 2002

	Hotel revenues	$42,382,443
	Net income	$6,251,162
	Net income per share-basic and diluted	$0.37

The pro forma information reflects adjustments for actual revenues and expenses of the 15 hotels acquired in 2002 for the respective period in 2002 prior to acquisition by the Company.  Net income has been adjusted as follows:  (1) depreciation has been adjusted based on the Company’s basis in the hotels; (2) advisory expenses have been adjusted based on the Company’s contractual arrangements; (3) interest expense has been adjusted to reflect the acquisition as of January 1, 2002; (4) common stock raised during 2002 to purchase these hotels has been adjusted to reflect issuances as of January 1, 2002.

(11)	Subsequent Events

In July 2002, the Company distributed to its shareholders approximately $2,652,452 ($.25 per share) of which approximately $2,017,548 was reinvested in the purchase of additional shares.  On July 23, 2002, the Company closed the sale to investors of 1,899,677 shares at $10 per share representing net proceeds to the Company of $17,097,091.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS

The following information should be read in conjunction with Apple Hospitality Two, Inc.’s (the “Company’s”) 2001 Form 10-K as well as the financial statements and notes included in Item 1 of this report.  This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.   Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include the continuation of the Company’s offering of shares; the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; and the effect of competitors within the upper end, extended-stay hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate.   In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

General

The Company is a real estate investment trust (REIT) with activities related to the acquisition and ownership of upper-end extended-stay and upper-end limited services hotels.  The Company was formed on January 17, 2001, with the first investor closing commencing on May 1, 2001.

The Company owns twenty-five hotels, with a total of 3,280 suites.  Ten of the hotels were acquired in 2001 by the Company from Crestline Capital Corporation and certain of its subsidiaries.  The following table summarizes the locations of and the number of suites located at these ten hotels (collectively, the “Crestline Portfolio”):

General location of hotels	# of Suites	General location of hotels	# of Suites

Montgomery, Alabama	94	Atlanta/Hapeville, Georgia	126
Bakersfield, California	114	Boston, Massachusetts	130
Concord, California	126	Cincinnati, Ohio	118
San Ramon, California	106	Dallas, Texas	120
Meriden, Connecticut	106	Houston, Texas	110

The remaining fifteen hotels owned by the Company were acquired on March 29, 2002, in a transaction described below under “Recent Acquisition.”  The following table summarizes the location of and the number of suites located at these fifteen hotels (the “Res I Portfolio”):

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

The Company is externally advised and has contracted with Apple Suites Advisors, Inc. (“ASA”) to manage its day-to-day operations and make investment decisions.  The Company has contracted with Apple Suites Realty Group, Inc. (“ASRG”) to provide brokerage and acquisition services in connection with its hotel acquisitions.  ASA and ASRG are both owned by Mr. Glade Knight, the Company’s Chairman.

Recent Acquisition – Res I Portfolio

On March 29, 2002, the Company acquired, through subsidiaries, Marriott Residence Inn Limited Partnership (the “Partnership”), which owns fifteen (15) extended-stay hotels.  Although the acquisition was conducted through a merger in which the Company’s subsidiaries acquired the Partnership, the purpose and result was acquisition of the hotels.

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

Results of Operations

On May 1, 2001, the first investor closing occurred and the Company began operations.  Since the Company did not purchase any hotels until September 2001, a comparison of revenues and expenses to the corresponding fiscal quarter and year-to-date period of 2001 is not possible.

For the six months ended June 30, 2001, the Company reported interest income which consisted of interest income from a 12%, $47,000,000 promissory note and interest on cash and cash reserves.  Expenses consisted of day to day home office general and administrative expenses.

Revenues

The Company’s principal source of revenue is hotel suite revenue.  For the six months ended June 30, 2002, the Company had suite revenue and other revenue of $33,381,932 and $1,188,221 respectively.  For the six month period ended June 30, 2002, revenue per occupied room was $74.22, average daily rate was $95.96, and occupancy was 77%.

For the six months ended June 30, 2002, the Company had interest income of $336,387,which represents excess cash invested in short term money market instruments.

Expenses

Interest expense was $4,502,602 for the six months ended June 30, 2002.  Interest expense represented interest expense on the 8.08%, $53 million promissory note assumed in conjunction with the Crestline acquisition.  Imputed interest expense on the 8.6% $71 million promissory note and 15.25% $21 million promissory note assumed in conjunction with the Company’s recent acquisition, effective February 22, 2002, was $450,000.

Depreciation expense for the six months ended June 30, 2002 was $2,639,286. Depreciation expense for 2002 represents expense of the Company’s 25 hotels and related personal property.

Taxes, insurance and other expense for the six months ended June 30, 2002 was $2,212,034 or 6% of the Company’s suite revenue in 2002.

General and administrative expenses for the six months ended June 30, 2002 was $683,325 or 2% of the Company’s suite revenue in 2002. This percentage is expected to decrease as the Company’s asset base grows.  These expenses represent the administrative expenses of the Company as distinguished from the hotel operations.

Hotel operating expenses totaled $7,598,969 or 22% of the Company’s suite revenue for the six months ended June 30, 2002.

Residence Inn By Marriott, Inc. (the “Manager”) manages the day-to-day operations of the hotels under management agreements with the Lessee.  All of the Company’s hotels are managed as part of the Residence Inn ® by Marriott ® franchise.  The Manager receives management fees for its services.  The management fees consist of (a) a base management fee of two percent (2%) of gross revenues, (b) a Residence Inn ® system fee of four percent (4%) of suite revenues and (c) an incentive management fee based on the operating profit of the hotels.  For the six months ended June 30, 2002 the Company had incurred $691,405 in base management fees, $1,335,276 in system fees and $824,475 in incentive management fees.

In addition to management fees, the Company also pays each hotel’s pro rata share of the Manager’s actual costs and expenses incurred in providing certain services (“Chain Services”) on a central or regional basis to all the hotels operated by the Manager or other Marriott affiliate.  Chain Services include central training and development; computerized payroll and accounting services; and such additional central or regional services performed on a centralized basis.  For six months ended June 30, 2002 the Company had incurred $538,334 in Chain Services.

The management agreements also provide for payments of costs associated with certain system-wide advertising, promotional and public relations materials and programs and the operational costs of reservation systems.  Each hotel pays two and one-half percent (2.5%) of suite revenues to this marketing fund. For the six month period ended June 30, 2002 the Company had incurred $834,548 in marketing fees.

Liquidity and Capital Resources

From the initial closing, through the period ended June 30, 2002, the Company sold 21,344,510 shares (3,157,895 shares at $9.50 per share and 18,186,615 shares at $10 per share) of its common stock to its investors, including shares sold through the reinvestment of distributions.   The total gross proceeds from the shares sold were $211,866,157, which netted $190,484,388 to the Company after the payment of selling commissions and other offering costs.

Res I Portfolio

The Company is committed, under the management agreement, to fund 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment.  For the six month period ended June 30, 2002, $4,537,548 was held by the Manager for furniture, fixtures and equipment reserve.

Crestline Portfolio

The Company is committed, under the management agreement, to fund 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment.  For the six month period ended June 30, 2002, $2,595,196 was held by the Manager for furniture, fixtures and equipment reserve.

Additional Offering

On May 22, 2002, the Company filed with the United States Securities and Exchange Commission a registration statement covering the offer and sale to the public of an additional 10 million Units (each Unit consists of one common share and one Series A preferred share) at $10 per Unit for an aggregate public offering price of $100 million. Proceeds from the sale of these Units, will be available for the acquisition of additional properties and general corporate purposes.  As of June 30, 2002, the Company had sold 1,186,615 units to its investors under this offering.  However, the Company cannot predict how many additional Units will be sold pursuant to this additional offering.

Notes payable
Res I Portfolio

The Partnership, which was acquired by the Company, through subsidiaries, in connection with the Res I Portfolio, is the borrower under secured loans from two lenders (with one being the senior lender and the other being the subordinate lender).  The senior lender is LaSalle Bank National Association as Trustee for Mortgage Pass-Through Certificates Series 1996-2.  The senior lender holds separate loans for each hotel in the aggregate original principal amount of $100 million.  Each loan held by the senior lender is secured by a first mortgage on the hotel involved and by a related first priority security interest in the rents, revenues and other personal property of such hotel.

On June 30, 2002, the aggregate unpaid principal balance of these senior loans was $69,761,691.  Each senior loan bears interest at an annual rate of 8.60% and has a maturity date of September 30, 2002.  The aggregate monthly payment under the senior loans is $874,163.  An aggregate balloon payment in the amount of approximately $70 million is scheduled to be due at maturity.  The subordinate lender is LaSalle Bank National Association, as Indenture Trustee for Benefit of the Holders of iStar Asset Receivables Trust Collateralized Mortgage Bonds Series 2000-1.  The subordinate lender holds a loan in the original principal amount of $30 million.  The subordinate loan is secured by a subordinate mortgage on the hotels and by related second priority security interests in the rents, revenues and other personal property of the hotels.  On June 30, 2002, the unpaid principal balance of the subordinate loan was $21,064,097.  The subordinate loan bears interest at an annual rate of 15.25% and requires monthly payments of $400,590.  The maturity date is September 30, 2002. A balloon payment in the amount of approximately $20 million is scheduled to be due at maturity.

The Company has entered into a debt refinancing commitment. The rate is based on a 10 year treasury rate, and rate lock deposit of $2,000,000 was issued. The deposit, less the change in 10 year treasury rate from the time of deposit to the time of termination, is refundable if the commitment is terminated.

Crestline Portfolio

In conjunction with our previously acquired portfolio of properties, the Company assumed a $53 million promissory note.  The note bears a fixed interest rate of 8.08% per annum and is secured by the 10 hotels.  The maturity date is January 2010, with a balloon payment of $35.4 million.  The loan is payable in monthly installments, including principal and interest.  On June 30, 2002, the unpaid principal balance was $52,086,488

Cash and cash equivalents

Cash and cash equivalents totaled $68,794,802 at June 30, 2002.  The company plans to use this cash for future acquisition costs, to pay dividends, to pay down debt service and to fund general corporate expenses.

Capital requirements

The Company’s divided distribution policy is at the discretion of the board of directors and depends on several factors. The distribution for the six months ended June 30, 2002 is $0.25 per share.

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

Impact of inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation.  Competitive pressures may, however, limit the operator’s ability to raise room rates.

Seasonality

The hotel industry historically has been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of the year.  Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in the Company’s revenues, particularly during the fourth quarter.  To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand to make distributions.

The Company believes its liquidity and capital resources are adequate to meet its cash requirements for the foreseeable future subject to finding suitable refinancing of the debt assumed in the Res I portfolio transaction (see discussion above).

Potential Acquisition

The Company entered into an agreement on April 30, 2002, regarding the potential acquisition of twenty-three (23) extended-stay hotels that operate as part of the Residence Inn® by Marriott® franchise.  The acquisitions are considered potential, due to the number of conditions to closing.  Either party to the agreement may terminate if closing does not occur on or before September 27, 2002.  As required by the agreement, we made an escrow deposit equal to $3,000,000.  This amount, plus any accrued interest, would be applied as a credit toward the purchase price if the transaction were to occur.  Should the agreement be terminated on account of certain breaches by us, $1,000,000 of the deposit would become the property of the seller and the $2,000,000 balance of the deposit would be returned to us.  While the acquisition is expected to close in August 2002, there can be no assurance that the transaction will be consummated due to the number of closing conditions.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement for Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangibles,” effective for fiscal years beginning after December 15, 2001.

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

In August 2001, the FASB issued Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The Statement supercedes Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and APB Opinion No.30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for segments of a business to be disposed of.  SFAS No. 144 retains the requirements of Statement 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121.  This statement became effective January 1, 2002.  The adoption of this statement did not have a material impact on the consolidated financial position or results of operations of the company.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company’s market risk is exposure to changes in mortgage interest rates related to the assumption of the promissory notes and interest rates on short-term investments.  The interest rate of the assumed debt for the Crestline acquisition was 8.08% and the interest rates of the assumed debt for the Res I acquisition were 8.60% and 15.25%.  The Company invests proceeds from its best efforts offering in short-term money market investments pending acquisitions.  The Company intends to invest this money in real estate assets as suitable opportunities arise.

There have been no other material changes since December 31, 2001.  See the information provided in the Company’s annual report under item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 22, 2002, the Company held an Annual Meeting of Shareholders for the purpose of electing two directors to the Company’s Board of Directors.  The two nominees to the Company’s Board of Directors were Bruce H. Matson and Robert M. Wily.  Each nominee was a current director of the Company.  Messrs. Matson and Wily were nominated for an additional three-year term on the Board of Directors.  The election of directors was uncontested and all nominees were elected.

The total number of votes represented at the Annual Meeting of Shareholders was 17,305,228. The voting results were as follows:

Bruce H. Matson	Votes For: 17,201,686
Votes Withheld: 103,542

Robert M. Wily	Votes For: 17,197,951
Votes Withheld: 107,277

The names of the other directors whose terms of office as directors continued after the Annual Meeting of Shareholders are Lisa B. Kern, Glade M. Knight and Michael S. Waters.

Part II, Item 2.  Changes in Securities and Use of Proceeds

The following table set forth information concerning the Offering and the use of proceeds from the Offering as of June 30, 2002:

Common Shares Registered:

	3,157,895	Common Shares $9.50 per Common Share	$30,000,000
	17,000,000	Common Shares $10.00 per Common Share	$170,000,000

Totals:	20,157,895	Common Shares	$200,000,000

Common Shares Registered under new offering:

10,000,000	Common Shares	$100,000,000

Common Shares Sold:

	3,157,895	Common Shares $9.50 per Common Share	$30,000,000
	18,186,615	Common Shares $10.00 per Common Share	181,866,157

Totals:	21,344,510	Common Shares	$211,866,157

Expenses of Issuance and Distribution of Common Shares
1	Underwriting discounts and commissions	$20,759,154
2	Expenses of underwriters	—
3	Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
4	Fees and expenses of third parties	622,615

Total Expenses of Issuance and Distribution of Common Shares		21,381,769

Net Proceeds to the Company			$190,484,388

1	Purchase of real estate (including repayment of indebtedness incurred to purchase real estate)		$110,044,196
2	Interest on indebtedness		5,506,254
3	Working capital		64,529,808
4	Fees to the following (all affiliates of officers of the Company):
	a.	Apple Suites Advisors, Inc	257,078
	b.	Apple Suites Realty Group	5,047,052
5	Fees and expenses of third parties:		—
	a.	Legal	25,000
	b	Accounting	75,000
6	Other (loan and deposit associated with potential acquisition)		5,000,000

Total of Application of Net Proceeds to the Company			$190,484,388

Part II, Item 5.  Other Events

Apple Hospitality Two, Inc. is evaluating a possible business combination with Apple Suites, Inc. which would involve the acquisition of Apple Suites by Apple Hospitality in a merger transaction.  The Board of Directors of each company has appointed a separate subcommittee to evaluate the potential business combination and each subcommittee is expected to engage separate financial advisors to assist in evaluating a possible business combination.  The companies are evaluating a transaction structure involving a stock merger with a partial cash election feature which would be treated for federal income tax purposes as a tax free reorganization, except to the extent of cash, if any, received by Apple Suites shareholders.  There can be no assurance that this evaluation will result in an agreement being reached or that a business combination transaction will occur.

Apple Suites is a real estate investment trust that owns upper-end extended stay hotels. Apple Suites owns 17 hotels, all of which are operated under the Homewood Suites ® by Hilton brand.

Part II, Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description

	3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Hospitality Two, Inc.; SEC File No. 333-77055).
	3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Hospitality Two, Inc.; SEC File No. 333-77055).
	99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K

The following table lists the reports of Form 8-K filed by the Company during the quarter ended June 30, 2002, the items reported and the financial statements included in such filings.

	Form 8-K dated	April 18, 2002
	Form 8-K/a dated	April 18, 2002

The 8-K and the 8-K/a filed April 18, 2002, report on items 7 and 8 and include the following financial statements

Pro Forma Condensed Consolidated Balance Sheet as of December 31, 2001 (unaudited)
Notes to Pro Forma Condensed Consolidated Balance Sheet (unaudited)
Pro Forma Condensed Consolidated Statement of Operations For the Year Ended December 31, 2001 (unaudited)
Notes to Pro Forma Condensed Consolidated Statement of Operations (unaudited)
MARRIOTT RESIDENCE INN USA LIMITED PARTNERSHIP:
Statement of Operations For the Years Ended December 31, 2001, 2000, 1999
Statement of Changed in Partners’ Capital For the Years Ended December 31, 2001, 2000, 1999
Statement of Cash Flows For the Years Ended December 31, 2001, 2000, 1999

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apple Hospitality Two, Inc.

(Registrant)

DATE:	August 12, 2002	BY:	/s/ Glade M. Knight

Glade M. Knight
President

		BY:	/s/ David S. McKenney
David S. McKenney
Chief Financial Officer