Form 10-Q
period 2002-09-30
APPLE HOSPITALITY TWO INC
filed 2002-11-15
CIK 1132747

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-49748

APPLE HOSPITALITY TWO, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-2010305
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

10 SOUTH THIRD STREET
RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At November 1, 2002, there were outstanding 29,320,298 shares of common stock, no par value, of the registrant.

APPLE HOSPITALITY TWO, INC.

FORM 10-Q

INDEX

Page Number
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets—
September 30, 2002 and December 31, 2001	3
Consolidated Statement of Operations—
Three months and nine months ended September 30, 2002; three months ended September 30, 2001 and the period January 17, 2001 (initial capitalization) through September 30, 2001.	4
Consolidated Statement of Shareholders’ Equity—For Nine months ended September 30, 2002	5
Consolidated Statement of Cash Flows—
Nine months ended September 30, 2002 and for the period January 17, 2001 (initial capitalization) through September 30, 2001	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	25
PART II. OTHER INFORMATION:
Item 1. Legal Proceedings (not applicable).
Item 2. Changes in Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities (not applicable).
Item 4. Submission of Matters to a Vote of Security Holders (not applicable)
Item 5. Other Information	27
Item 6. Exhibits and Reports on Form 8-K	29

Apple Hospitality

Consolidated Balance Sheets (unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Investment in hotels, net of accumulated depreciation of $5,988,529 and $1,084,933 respectively	$386,665,313	$121,078,235
Cash and cash equivalents	108,556,513	15,468,841
Deposit for potential acquisition	3,000,000	35,000,000
Due from third party manager, net	—	860,229
Furniture, fixtures & equipment escrow	12,747,677	2,254,674
Deferred financing costs	1,116,835	—
Other assets	10,299,717	3,719,308

Total Assets	$522,386,055	$178,381,287

LIABILITIES
Notes payable-secured	$271,172,175	$52,874,346
Accounts payable & accrued expenses	6,375,804	934,198
Capital lease obligations	190,394	276,135
Interest payable	1,140,214	367,888
Account payable-affiliate	150,333	261,330
Due to third party manger, net	227,323	—
Distributions payable	—	3,001,721
Deferred incentive management fees payable	479,573	204,698

Total Liabilities	279,735,816	57,920,316

SHAREHOLDERS' EQUITY

Preferred stock, no par value, authorized 15,000,000 shares; none issued or outstanding	—	—
Series B preferred convertible stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24,000	24,000
Common stock, no par value, authorized 300,000,000 shares; issued and outstanding 27,372,664 shares at September 30, 2002 and 13,907,733 shares at December 31, 2001	243,409,806	122,889,057
Distributions greater than net income	(783,567)	(2,452,086)

Total Shareholders' equity	242,650,239	120,460,971

Total Liabilities and Shareholders' equity	$522,386,055	$178,381,287

See notes to consolidated financial statements.

Apple HospitalityTwo, Inc.

Consolidated Income Statements (unaudited)

	Three months ended September 30, 2002	Nine months ended September 30, 2002	Three months ended September 30, 2001	January 17, 2001 (initial capitalization) through September 30, 2001
REVENUES:
Suite revenue	$24,017,280	$57,399,212	$2,157,797	$2,157,797
Other revenue	465,272	1,970,888	95,117	95,117

Total Revenues	24,482,552	59,370,100	2,252,914	2,252,914

EXPENSES:
Operating expenses	5,348,911	12,947,880	—	—
Hotel administrative expense	2,425,863	6,204,457	1,012,832	1,012,832
Sales and marketing	1,284,178	3,100,974	—	—
Utilities	1,092,630	2,487,517	—	—
Repair & maintenance	610,090	1,534,350	—	—
Franchise fees	937,386	2,272,663	86,312	86,312
Management fees	422,675	1,938,554	113,830	113,830
Chain services	346,774	885,108	—	—
Taxes, insurance and other	1,555,222	3,767,255	108,019	108,019
General and administrative	615,076	1,298,401	192,608	245,906
Depreciation of real estate owned	2,264,311	4,903,596	249,257	249,257

Total Expenses	16,903,116	41,340,755	1,762,858	1,816,156

Operating Income	7,579,436	18,029,345	490,056	436,758
Interest income	782,667	801,659	1,192,143	1,827,669
Imputed interest—Res I	—	(450,000)	—	—
Interest expense	(3,521,271)	(8,023,872)	(274,921)	(274,921)

Net Income Before Extraordinary Items	4,840,832	10,357,132	1,407,278	1,989,506

Extraordinary Items:
Early extinguishment of debt	(273,789)	(273,789)	—	—

Net Income	4,567,043	10,083,343	1,407,278	1,989,506

Basic and diluted earnings per common share, before effect of extraordinary items	$0.19	$0.53	$0.17	$0.51
Effect of extraordinary items	$(0.01)	$(0.01)	$—	$—
Basic and diluted earnings per common shares, after effect of extraordinary items	$0.18	$0.52	$0.17	$0.51
Weighted average shares	25,699,015	19,384,346	8,094,834	3,919,212

Distributions per share	$0.25	$0.50	$0.25	$0.25

See notes to consolidated financial statements.

APPLE HOSPITALTIY TWO, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)

	Common Stock		Series B Preferred Convertible Stock		Distributions Greater Than Net Income	Total Shareholders' Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2001	13,907,733	$122,889,057	240,000	$24,000	$(2,452,086)	$120,460,971
Net proceeds from the sale of common shares	12,981,156	115,683,005	—	—	—	115,683,005
Common shares issued through reinvestment of distributions	483,775	4,837,744	—	—	—	4,837,744
Net income	—	—	—	—	$10,083,343	10,083,343
Cash distributions declared to shareholders ($.50 per share)	—	—	—	—	(8,414,824)	(8,414,824)

Balance at September 30, 2002	27,372,664	$243,409,806	240,000	$24,000	$(783,567)	$242,650,239

See notes to consolidated financial statements.

APPLE HOSPITALITY TWO, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For the nine months ended September 30, 2002	For the period January 17, 2001 (initial capitalization) through September 30, 2001
Cash flow from operating activities:
Net income	$10,083,343	$1,989,506
Depreciation of real estate owned	4,903,596	249,257
Imputed interest	450,000	—
Changes in operating assets and liabilities (excluding effects of acquisitions)
Due from third party manager	1,087,552	(1,037,598)
Deferred incentive management fee	274,875	—
Other assets	(1,252,491)	(793,287)
Accounts payable-affiliates	(110,997)	83,677
Accrued interest	772,362	—
Accrued expenses	(74,025)	710,728

Net cash provided by operating activities	16,134,215	1,202,283
Cash flow from investing activities:
Capital improvements	(3,745,912)	—
Issuance of promissory note	—	—
Deposit for mortgage refinancing	(3,000,000)	—
Cash paid for acquisition of hotel entities	(14,143,564)	(71,277,326)

Net cash provided by investing activities	(20,889,476)	(71,277,326)
Cash flow from financing activities:
Proceeds from mortgage notes payable	83,000,000	—
Principal Payment of mortgage notes	(92,784,906)	—
Capital lease obligations-principal payments	(85,741)	—
Deposit for mortgage note refinancing	(1,390,624)	—
Payment from officer-shareholder for Series B convertible preferred stock	—	24,000
Net proceeds from issuance of common stock	120,520,749	96,246,662
Cash distributions paid to shareholders	(11,416,545)	(741,513)

Net cash provided by financing activities	97,842,933	95,529,149
Increase in cash and cash equivalents	93,087,672	25,454,106
Cash and cash equivalents, beginning of period	15,468,841	100

Cash and cash equivalents, end of period	$108,556,513	$25,454,206

Supplemental Information:
Assumption of mortgage notes payable	$228,082,735	$53,256,408
Deposit for acquisitions used for acquisition of hotels	$35,000,000	$—
Other liabilities assumed	$2,659,211	$768,848

See accompanying notes to consolidated financial statements.

APPLE HOSPITALITY TWO, INC
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2002

(1)    General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position have been included. Operating revenues for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the company’s December 31, 2001 Annual Report on Form 10-K.

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

Organization

Apple Hospitality Two, Inc. (the “Company”), a Virginia corporation, was formed on January 17, 2001, with the first investor closing on May 1, 2001. The Company did not have any activity for the first quarter 2001. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

The Lessee, as a taxable REIT subsidiary of the company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the nine months ended

September 30, 2002 and therefore did not have any tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Recent Transactions – Res I Portfolio

During the first quarter of 2002, the Company acquired, through subsidiaries, Marriott Residence Inn Limited Partnership, which owns 15 extended-stay hotels. For simplicity, this entity will be referred to as the “Res I Partnership.” Although the acquisition was conducted through a merger in which our subsidiaries acquired the Res I Partnership, the purpose and result was our acquisition of the hotels. Each hotel operates as part of the Residence Inn® by Marriott® franchise system.

The gross purchase price for the acquisition was approximately $133.4 million. The purchase price, as subject to certain adjustments at closing, was paid through a combination of transactions, described below. In November 2001, the Company made a deposit of $35 million, which was applied toward the purchase price at closing. In addition, a cash payment of approximately $7 million was made at closing. Our source for these funds was our ongoing and registered public offering of units. To satisfy the remainder of the purchase price, the Company received a credit at closing equal to the unpaid balance of existing loans, which are secured by the hotels.

The secured loans continue to be an obligation of the Res I Partnership, which continues to own the hotels. Further details about the secured loans are provided in Note 3 below.

The Company also used the proceeds of our ongoing offering to pay 2% of the gross purchase price, in the amount of $2,667,052, as a commission to Apple Suites Realty Group, Inc.

The entire purchase price paid for the hotels was allocated to tangible assets. No goodwill was recorded.

Recent Transaction – Res II Portfolio

On August 28, 2002, the Company acquired, through subsidiaries, Marriott Residence Inn II Limited Partnership, which has direct or indirect ownership of 23 extended-stay hotels. For simplicity, this entity will be referred to as the “Res II Partnership.” Although the acquisition was conducted through a merger in which our subsidiaries acquired the Res II Partnership, the purpose and result was our acquisition of the hotels. Each hotel operates as part of the Residence Inn® by Marriott® franchise system.

The gross purchase price for the acquisition was approximately $136 million, net of cash acquired of $24 million. The purchase price, as subject to certain adjustments at closing, was satisfied through a combination of transactions. They included the assumption of the existing loan in the approximate amount of $132 million

(representing outstanding principal and interest as of August 31, 2002), which is secured by the hotels owned directly by the Partnership, together with a cash payment for the net balance of the purchase price (after credit for our deposit of $3 million, with interest, and certain other cash balances). Our source for the cash payment was our ongoing and registered public offering of units, plus funds raised in our prior offering, which ended as of May 29, 2002.

The secured loan continues to be an obligation of the Res II Partnership, which continues to own the hotels. Further details about the secured loan are provided in Note 3 below.

The Company also used the proceeds of our ongoing offering to pay 2% of the gross purchase price, in the amount of $3,199,732, as a commission to Apple Suites Realty Group, Inc.

The entire purchase price paid for the hotels was allocated to tangible assets. No goodwill was recorded.

Summary of Significant Accounting Policies

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

In August 2001, the FASB issued Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Statement supercedes Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and APB Opinion No.30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of. SFAS No. 144 retains the requirements of Statement 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121. This statement became effective January 1, 2002. The adoption of this statement did not have a material impact on the consolidated financial position or results of operations of the Company.

(2)    Investment in Hotels

At September 30, 2002, the Company owned forty-eight hotels. Ten of the hotels (the “Crestline Portfolio”) were acquired by the Company in September 2001 from Crestline Capital Corporation and certain of its subsidiaries. Fifteen of the Company’s hotels (the “Res I Portfolio”) were acquired effective February 22, 2002, and the remaining twenty- three (the “Res II Portfolio”) were acquired effective August 28, 2002.

Investment in hotels consisted of the following:

Land	$101,129,300
Building	272,081,853
Furniture and equipment	19,442,689

392,653,842
Less: accumulated depreciation	(5,988,529)

Investment in hotels, net	$386,665,313

(3)    Notes Payable

Res I Portfolio

The Res I Partnership, the direct owner of the hotels, is also the borrower under secured loans from two lenders (with one being the senior lender and the other being the subordinate lender). The senior lender is LaSalle Bank National Association as Trustee for Mortgage Pass-Through Certificates Series 1996-2. The senior lender holds separate loans for each hotel in the aggregate original principal amount of $100 million. Each loan held by the senior lender is secured by a first mortgage on the hotel involved and by a related first priority security interest in the rents, revenues and other personal property of such hotel. At acquisition the aggregate unpaid principal balance of these senior loans was $70,868,403. Each senior loan bears interest at an annual rate of 8.60% and has a maturity date of September 30, 2002. The aggregate monthly payment under the senior loans is $874,163. An aggregate balloon payment in the amount of approximately $69 million is scheduled to be due at maturity.

The subordinate lender is LaSalle Bank National Association, as Indenture Trustee for Benefit of the Holders of iStar Asset Receivables Trust Collaterialized Mortgage Bonds Series 2000-1. The subordinate lender holds a loan in the original principal amount of $30 million. The subordinate loan is secured by a subordinate mortgage on the hotels and by related second priority security interests in the rents, revenues and other personal property of the hotels. At acquisition the unpaid principal balance of the subordinate loan was $20,734,191. The subordinate loan bears interest at an annual rate of 15.25% and requires monthly payments of $400,590. The maturity date is September 30, 2002. A balloon payment in the amount of approximately $20 million is scheduled to be due at maturity.

On September 20, 2002, the Company refinanced the aforementioned secured loans. Upon closing, the Company paid approximately $89 million in balloon payments, with approximately $69 million paid to the senior lender and approximately $20 million paid to the subordinate lender in order to terminate the loans. The new secured note in the amount of $83 million calls for two separate pools of loans with 10 loans in one pool and 5 loans in the other. The term of the note is 10 years with a 25 year amortization. The note bears interest at the fixed rate of 7.4% per annum and payments are made in monthly installments, of principal and interest. The loans mature in October 2012 with an aggregate balloon payment of approximately $67 million.

Res II Portfolio

Effective August 28, 2002, the Company acquired through subsidiaries, Marriott Residence Inn II Limited Partnership, which has direct or indirect ownership of twenty-three hotels, and in conjunction with the acquisition, assumed a mortgage note of approximately $131 million. The note bears interest at the fixed rate of 8.85% per annum and matures in March 2006 with an aggregate balloon payment of approximately $122 million. The note is payable in monthly installments, of principal and interest.

Crestline Portfolio

In conjunction with the Company’s 2001 acquisition of the Crestline Portfolio, the Company assumed a $53 million promissory note. The note bears a fixed interest rate of 8.08% per annum and is secured by the 10 hotels. The maturity date is January 2010, with a balloon payment of $35.4 million. The loan is payable in monthly installments, including principal and interest.

The aggregate amounts of principal payable under the promissory notes, for the five years subsequent to September 30, 2002 are as follows:

	Res I Portfolio	Res II Portfolio	Crestline Portfolio
2002	$175,710	$563,916	$546,525
2003	1,119,882	2,353,373	1,744,451
2004	1,189,145	2,539,963	1,881,011
2005	1,299,204	2,810,962	2,052,865
2006	1,503,877	122,341,822	2,227,502
Thereafter	77,712,182		43,239,645

	$83,000,000	$130,610,036	$51,691,999

Fair Value Adjustment of Assumed Debt		5,870,140

		$136,480,176

(4)    Shareholders’ Equity

The Company is raising equity capital through a “best-efforts” offering of units by David Lerner Associates, Inc. (the “Managing Dealer”), which will receive selling commissions of 7.5% and a marketing expense allowance of 2.5% based on proceeds of the Units sold. One unit consists of one common share and one Series A preferred share of the Company. The Company received gross proceeds of $272,147,692 from the sale of 3,157,895 units at $9.50 per Unit and 24,214,769 units at $10 per Unit, including units sold through the reinvestment of distributions through September 30, 2002. The net proceeds of the offering, after deducting selling commissions and other offering costs were $243,409,806.

(5)    Management Agreements

The Company’s hotels are subject to management agreements under which Residence Inn by Marriott, Inc. (the “Manager”) manages the Company’s hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of the Manager of up to an additional 50 years. The agreements generally provide for payment of base management fees, which are calculated annually and are generally 3% of sales, and incentive management fees, which are generally equal to 15% to 20% of operating profit (as defined in the management agreements) after a priority return (as defined in the management agreements) to the Company. Total incentive management fees may not exceed 20% of cumulative operating profit, or 20% of current year operating profit. Incentive management fees are currently payable only if and to the extent there is sufficient cash flow from the hotels after consideration of qualifying debt service and after consideration to a priority return on investment, including property improvements. Amounts not currently payable are deferred and are payable in future years only if and to the extent there is sufficient cash flow from future operations or upon sale or refinancing of the hotels after consideration to a priority return (as defined in the management agreements), which is generally 12%. In the event of early termination of the management agreements, the Manager will receive additional fees based on the unexpired term and expected future base and incentive management fees. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.

The Company records incentive management fee (“IMF”) exposure when it is considered probable that these fees will be paid. The Company assesses the probability of payment by forecasting expected future cash flows of the hotels under each management agreement over a ten year expected holding period and after considering expected proceeds upon sale of the hotels after ten years. This assessment of probability is very subjective and often results in a range of expected values due to the length of time of the periods forecasted and the volatility of underlying cash flows from the hotels. When there is a range of probable deferred incentive fees to be paid and no one estimate is considered better than any other, the Company records at the low end of this range, which is in accordance with generally accepted accounting principles. The key assumptions used in forecasting cash flow are the rate of growth in revenues and expenses and the capitalization rate for the expected sale proceeds from the hotels after the ten year holding period. For purposes of forecasting management fee exposure, the Company assumed annual increases in revenues from 2% to 4% and for expenses we assumed annual growth rates of 0% to 3%. The capitalization rate used forecasting sales proceeds was 10%.

The Company has acquired its hotels in three separate transactions, (“Res I” – purchased February 2002, “Res II” – purchased August 28, 2002, and Res III – purchased September 2001). In the Res I and Res II purchases, the Company assumed the amended and restated management agreements in effect with the Manager by the prior owner and the Company assumed deferred incentive management fees totaling $6.7 million and $7.0 million, respectively, at the date of the respective acquisitions. Additionally, the Company assumed the cost basis of $187 and $243 million for Res I and Res II, respectively, and the holding period of the prior owner for purposes of calculating the priority returns upon sale of the properties. The Company paid approximately $132 and $161 million for Res I and Res II, respectively.

The following table summarizes deferred incentive management fees (“DIMF”) under these management agreements (dollars in millions).

	DIMF Assumed	IMF Accumulated Post-Acquisition	Total IMF	IMF Recorded	Total DIMF
Res I	$6.7	$2.1	$8.8	$.0	$8.8
Res II	7.0	.2	7.2	.0	7.2
Res III	.0	.9	.9	.9	0

Total	$13.7	$3.2	$16.9	$.9	$16.0

No amounts of DIMF were recorded upon the acquisition of Res I and Res II as the fair value of these amounts were not readily determinable and payment was not considered probable.

Pursuant to the terms of the management agreements, the Manager also furnishes the hotels with certain chain services which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries on a fair and equitable basis. In addition, the Company’s hotels participate in the Marriott Rewards program. The cost of this program is charged to all hotels in the Marriott International hotel system.

The Lessees are obligated to provide the Manager with sufficient funds, generally 5% of revenue, to cover the cost of: (a) certain non-routine repairs and maintenance to the hotels, which are normally capitalized; and (b) replacements and renewals to the hotels’ property and improvements. Under certain circumstances, the Lessees will be required to establish escrow accounts for such purposes under terms outlined in the agreements. To the extent the Lessees are not required to fund such amounts into escrow accounts, the Lessees remain liable to make such fundings in the future. The Lessees are obligated under these management agreements to fund FF&E requirements in excess of amounts placed in restricted cash accounts. The restricted cash accounts as of September 30 had aggregate balances of $12.7 million.

(6)    Related Parties

The Company has contracted with Apple Suites Realty Group, Inc. (“ASRG”) to acquire and dispose of real estate assets for the Company. In accordance with the contract, ASRG is to be paid a fee of 2% of the gross purchase price of any acquisitions or sale price of any dispositions of real estate investments, subject to certain conditions, in addition to certain reimbursable expenses. As of September 30, 2002, ASRG had earned $8,246,784.

The Company has contracted with Apple Suites Advisors, Inc. (“ASA”) to advise and provide day to day management services to the Company. In accordance with the contract, the Company will pay ASA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. As of of September 30, 2002 ASA had earned $454,382 under this agreement.

ASRG and ASA are 100% owned by Glade M. Knight, Chairman and President of the Company.

(7)    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:

	Three months ended September 30, 2002	Nine months ended September 30, 2002	For the period January 17, 2001 (initial capitalization) through September 30, 2001	Three months through September 30, 2001
Numerator:
Net income before extraordinary items and numerator for basic and diluted earnings	$4,840,832	$10,357,132	$1,989,506	$1,407,278
Denominator:
Denominator for basic earnings per share-weighted average shares	25,699,015	19,384,346	3,919,212	8,094,834
Effect of dilutive securities:
Stock options:	2,316	2,316	—	—

Denominator for basic and diluted earnings per share-adjusted weighted average shares and assumed conversions	25,701,331	19,386,662	3,919,212	8,094,834

Basic and diluted earnings per common share	$.19	$.53	$.51	$.17

Extraordinary item	(273,789)	(273,789)	—	—
Effect of extraordinary item	$(0.01)	$(0.01)	—	—

Net income after extraordinary item and numerator for basic and diluted earnings	4,567,043	10,083,343	—	—
Basic and diluted earnings per common share, after extraordinary item	$0.18	$0.52	$.51	$.17

(8)    Pro Forma Information

The following unaudited pro forma information for the nine months ended September 30, 2002 is presented as if the acquisitions of the Res I portfolio of 15 hotels and the Res II portfolio of 23 hotels occurred on January 1, 2002. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2002, nor does it purport to represent the results of operations for future periods.

	Nine Months Ended September 30, 2001	Nine months Ended September 30, 2002
Hotel revenues	$124,459,359	$116,627,169
Net income	$17,719,242	$16,133,004
Net income per	$1.44	$0.96
share-basic and diluted

The pro forma information reflects adjustments for actual revenues and expenses of the

38 hotels acquired in 2002 for the respective period in 2002 prior to acquisition by the Company. Net income has been adjusted as follows: (1) depreciation has been adjusted based on the Company’s basis in the hotels; (2) advisory expenses have been adjusted based on the Company’s contractual arrangements; (3) interest expense has been adjusted to reflect the acquisition as of January 1, 2002; (4) common stock raised during 2002 to purchase these hotels has been adjusted to reflect issuances as of January 1, 2002.

(9)     Subsequent Events

In October 2002, the Company distributed to its shareholders dividends in the approximate amount of $3,576,621 ($.25 per share), of which approximately $2,597,268 was reinvested in the purchase of additional units. On October 21, 2002, the Company closed the sale to investors of 1,687,908 units at $10 per Unit representing net proceeds to the Company of $15,191,169.

On October 24, 2002, the Company’s Board of Directors approved a merger with Apple Suites, Inc. (“Suites”) subject to, among other requirements, an affirmative vote of the Company’s shareholders. Glade Knight, Chairman and CEO of the Company is also Chairman and CEO of Suites. Additionally, the Company and Suites have identical boards of directors. Under the terms of the merger agreement, the Company will issue one Hospitality unit consisting of one Series A Preferred Share and one common share for each common share of Suites. The Company will become self advised after the merger.

In connection with and contingent upon the merger, the Series B shares are expected to be exchanged for 1,272,000 shares of Series C convertible preferred shares. These Series C shares have voting rights and dividend rights equal to the Company’s common stock, but are subordinated to the common stock in the event of liquidation. The Company will record an expense related to this conversion based on the fair value of the Series C shares at the time it is considered probable these shares will be converted which we consider to be the date of shareholder approval. Based on a $10 share price, an expense of $12.72 million would be recorded in our consolidated statements of operations.

In connection with and contingent upon the merger, the Company will pay to the Company’s common shareholders of record just prior to the merger an additional distribution of $15 million.

In connection with and contingent upon the merger, the advisory agreement with Apple Suites Advisors, Inc will be terminated. Upon termination, the Company is required to pay Glade Knight a termination fee equal to $6.48 million. In lieu of this termination fee, the Company is expected to acquire Mr. Knight’s stock in Apple Suites Advisors and pay him $2 million cash and issue to him a non-interest bearing for $4.48 million with a due date four years after the merger. The Company will record this expense in its consolidated statement of operations upon termination of the contract.

There can be no assurances these transactions will occur.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with Apple Hospitality Two, Inc.’s (the “Company”) 2001 Form 10-K as well as the financial statements and notes included in Item 1 of this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the continuation of the Company’s offering of units; the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; and the effect of competitors within the upper end, extended-stay hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

General

The Company is a real estate investment trust (REIT) that owns upper-end, extended-stay and other upper-end limited services hotels. The Company was formed on January 17, 2001, with the first investor closing commencing on May 1, 2001.

The Company owns forty-eight hotels, with a total of 5,767 suites. Ten of the hotels were acquired in September 2001 by the Company from Crestline Capital Corporation and certain of its subsidiaries. The following table summarizes the locations of and number of suites at these ten hotels (collectively, the “Crestline Portfolio”):

Location of hotels	# of Suites	Location of hotels	# of Suites
Montgomery, Alabama	94	Atlanta/Hapeville, Georgia	126
Bakersfield, California	114	Boston, Massachusetts	130
Concord, California	126	Cincinnati, Ohio	118
San Ramon, California	106	Dallas, Texas	120
Meriden, Connecticut	106	Houston, Texas	110

			1,150

Fifteen hotels owned by the Company were acquired on March 29, 2002, in a transaction described below under “Recent Acquisition—Res I Portfolio.” The following table summarizes the location of and number of suites at these fifteen hotels (the “Res I Portfolio”):

Location of hotels	# of Suites	Location of hotels	# of Suites
Costa Mesa, California	144	Southfield, Michigan	144
La Jolla, California	288	St. Louis/Chesterfield, Missouri	104
Long Beach, California	216	St. Louis-Galleria, Missouri	152
Boulder, Colorado	128	Cincinnati, Ohio	144
Atlanta-Buckhead, Georgia	136	Columbus, Ohio	96
Atlanta-Cumberland, Georgia	130	Dayton-North, Ohio	64
Atlanta-Dunwoody, Georgia	144	Dayton-South, Ohio	96

Chicago, Illinois	144		2,130

The remaining twenty-three hotels owned by the company acquired on August 28, 2002, in a transaction described below under “Recent Acquisition”. The following table summarizes the location of and number of suites at these twenty-three hotels (the “Res II Portfolio”):

Location of hotels	# of Suites	Location of hotels	# of Suites
Akron, Ohio	112	Kalamazoo, Michigan	83
Arcadia, California	120	Las Vegas, Nevada	192
Birmingham, Alabama	128	Lubbock, Texas	80
Boca Raton, Florida	120	Memphis, Tennessee	105
Boston, Massachusetts	96	Pensacola, Florida	64
Charlotte, North Carolina	91	Philadelphia, Pennsylvania	88
Chicago-Deerfield Illinois	128	St.Petersburg, Florida	88
Placentia, California	112	Santa Fe, New Mexico	120
Columbia, South Carolina	128	Shreveport, Louisiana	72
Greensboro, North Carolina	128	Spartanburg, South Carolina	88

Irvine, California	112		2,487
Jackson, Mississippi	120
Jacksonville, Florida	112

The Company is externally-advised and has contracted with Apple Suites Advisors, Inc. (“ASA”) to manage its day-to-day operations and make investment decisions. The Company has contracted with Apple Suites Realty Group, Inc. (“ASRG”) to provide brokerage and acquisition services in connection with its hotel acquisitions. ASA and ASRG are both owned by Mr. Glade Knight, the Company’s Chairman.

On October 23, 2002, the boards of directors of the Company and Apple Suites, Inc. (“Suites”) approved a merger transaction in which Suites will become a subsidiary of the Company. On October 24, 2002, an agreement and plan of merger was signed by the Company, Hospitality Acquisition Company and Suites. In connection with the merger, the Company’s board of directors has determined that it will become self-advised contingent upon the merger occurring. Consequently, the advisory agreement the Company has with Apple Suites Advisors, Inc. will be terminated concurrently with the merger and, thereafter, no further advisory fees will be due thereunder. The transaction is subject to shareholder approval and certain customary requirements. No assurances can be given that this transaction will occur. Further information regarding the merger with Hospitality is described under “Item 5. Other Events”.

Recent Acquisition—Res I Portfolio

During the first quarter of 2002, the Company acquired, through subsidiaries, Marriott Residence Inn Limited Partnership (the “Partnership”), which owns fifteen (15) extended-stay hotels. For simplicity, this entity will be referred to as the “Res I Partnership”, although the acquisition was conducted through a merger in which the Company’s subsidiaries acquired the Partnership, the purpose and result was acquisition of the hotels. Each hotel operates as part of the Residence Inn® by Marriott® franchise system.

The gross purchase price for the acquisition was approximately $133.4 million. The purchase price, as adjusted at closing, was paid through a combination of transactions. In November 2001, the Company made a deposit of $35 million, which was applied toward the purchase price at closing. In addition, the Company made a cash payment of approximately $7 million at closing. To satisfy the remainder of the purchase price, the Company received a credit at closing equal to the unpaid balance of existing loans, which were secured by the hotels. These secured loans have been subsequently refinanced and are an obligation of the Res I Partnership. Refer to details of the refinance under the notes payable section.

Recent Acquisition—Res II Portfolio

On August 28, 2002, the Company acquired, through subsidiaries, Marriott Residence Inn II Limited Partnership, which has direct or indirect ownership of 23 extended-stay hotels. For simplicity, this entity will be referred to as the “Res II Partnership.” Although the acquisition was conducted through a merger in which our subsidiaries acquired the Res II Partnership, the purpose and result was our acquisition of the hotels. Each hotel operates as part of the Residence Inn® by Marriott® franchise system.

The purchase price for the acquisition was approximately $136 million, net of cash acquired of $24 million. The purchase price, as subject to certain adjustments at closing, was satisfied through a combination of transactions. They included the assumption of the existing loan in the approximate amount of $132 million (representing outstanding principal and interest as of August 31, 2002), which is secured by the hotels owned directly by the Partnership, together with a cash payment for the net balance of the purchase price (after credit for our deposit of $3 million, with interest, and certain other cash balances). Our source for the cash payment was our ongoing and registered public offering of units, plus funds raised in our prior offering, which ended as of May 29, 2002.

The secured loan continues to be an obligation of the Res II Partnership, which continues to own the hotels. Further details about the secured loans are provided in Note 3 of the financial statements. The Company also used the proceeds of our ongoing offering to pay 2% of the total base purchase price, which equals $3,199,732, as a commission to Apple

Suites Realty Group, Inc.

Results of Operations

On May 1, 2001, the first investor closing occurred and the Company began operations upon acquiring its first hotels in September 2001.

Revenues

The Company’s principal source of revenue is hotel suite revenue. For the nine months ended September 30, 2002 and the period September 7, 2001 through September 30, 2001, the Company had suite revenue and other revenue of $57,399,212 and $1,970,888, and $2,157,797 and $95,117, respectively.

For the nine months ended September 30, 2002 and September 30, 2001, the Company had interest income of $801,659 and $1,827,669, respectively. Interest income for the nine months ended September 30, 2002 represents excess cash, invested in short term money market instruments; whereas interest income for the nine months ended September 30, 2001 represents excess cash, invested in short term money market instruments and interest earned from the 12% promissory note with Crestline Capital, Corporation.

Expenses

Interest expense was $8,023,872 and $274,921, respectively, for the nine months ended September 30, 2002 and the period September 7, 2001 through September 30, 2001. Interest expense for the nine months ended September 30, 2002, represents interest on the 8.08%, $53 million promissory note assumed in conjunction with the Crestline acquisition, interest expense on the 8.6% $71 million promissory note and 15.25% $21 million promissory note assumed in conjunction with the Res I acquisition, and interest expense on the 8.85%, $130 million promissory note assumed in conjunction with the Res II acquisition. Interest expense also includes imputed interest expense of $450,000, on the 8.6% $71 million promissory note and 15.25% $21 million promissory note assumed in conjunction with the Res I acquisition. Interest expense for the period September 7, 2001 through September 30, 2001 represents interest on the 8.08% $53 million promissory note.

Depreciation expense for the nine months ended September 30, 2002 and the period September 7, 2001 through September 30, 2001 was $4,903,596 and $249,257, respectively. Depreciation expense for 2002 represents expense of the Company’s 48 hotels and related personal property, and expense for 2001 represents expense of the 10 hotels and related personal property for September 7, 2001 through September 30, 2001.

Taxes, insurance and other expense for the nine months ended September 30, 2002 and the period September 7, 2001 through September 30, 2001 was $3,767,255 or 7% of the Company’s suite revenue and $108,019 or 5% if the Company’s suite revenue, respectively.

General and administrative expenses for the nine months ended September 30, 2002 and for the period September 7, 2001 through September 30, 2001 was $1,298,401 or 2% of the Company’s suite revenue and $245,906 or 11% of the Company’s suite revenue, respectively. This percentage is expected to decrease as the Company’s asset base grows. These expenses represent the administrative expenses of the Company as distinguished from the hotel operations.

Hotel operating expenses totaled $12,947,880 or 23% of the Company’s suite revenue and $1,012,832 or 47% of the Company’s suite revenue for the nine months ended September 30, 2002 and the period September 7, 2001 through September 30, 2001, respectively.

The Company’s hotels are subject to management agreements under which Residence Inn by Marriott, Inc. (the “Manager”) manages the Company’s hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of the Manager of up to an additional 50 years. The agreements generally provide for payment of base management fees, which are calculated annually and are generally 3% of sales, and incentive management fees, which are generally equal to 15% to 20% of operating profit (as defined in the management agreements) over a priority return (as defined in the management agreements) to the Company. Total incentive management fees may not exceed 20% of cumulative operating profit, or 20% of current year operating profit. Incentive management fees are currently payable only if and to the extent there is sufficient cash flow from the hotels after consideration of qualifying debt service and after consideration to a priority return on investment, including property improvements. Amounts not currently payable are deferred and are payable in future years only if and to the extent there is sufficient cash flow from future operations or upon sale or refinancing of the hotels after consideration to a priority return (as defined in the management agreements), which is generally 12%. In the event of early termination of the management agreements, the Manager will receive additional fees based on the unexpired term and expected future base and incentive management fees. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.

The Company records incentive management fee exposure when it is considered probable that these fees will be paid. The Company assesses the probability of payment by forecasting expected future cash flows of the hotels under each management agreement over a ten year expected holding period and after considering expected proceeds upon sale of the hotels after ten years. This assessment of probability is very subjective and often results in a range of expected values due to the length of time of the periods forecasted and the volatility of underlying cash flows from the hotels. When there is a range of probable deferred incentive fees to be paid and no one estimate is considered better than any other, the Company records at the low end of this range, which is in accordance with generally accepted accounting principles. The key assumptions used in the forecasting cash flow are the rate of growth in revenues and expenses and the capitalization rate for the expected sale proceeds from the hotels after the ten year holding period. For purposes of forecasting management fee exposure, the Company assumed annual increases in revenues from 2% to 4% and for expenses we assumed annual growth rates of 0% to

3%. The capitalization rate used forecasting sales proceeds was 10%. Based on the above assumptions, the range of expected values ranges from $0 to $4.8 million. We have accrued the expenses at the low end of the range or $0 because no one estimate is considered better than any other.

The Company has acquired its hotels in three separate transactions, (“Res I”—purchased February 2002, “Res II”—purchased August 28, 2002, and Res III—purchased September 2001). In the Res I and Res II purchases, the Company amended and restated management agreements in effect with the Manager by the prior owner and the Company assumed deferred management incentive fees totaling $6.7 million and $7.0 million, respectively, at the date of the respective acquisitions. Additionally, the Company assumed the cost basis of $187 and $243 million for Res I and Res II, respectively, and the holding period of the prior owner for purposes of calculating the priority returns upon sale of the properties. The Company paid approximately $132 and $161 million for Res I` and Res II, respectively.

The following table summarizes deferred incentive management fees (“DIMF”) under these management agreements (dollars in millions).

	DIMF Assumed	IMF Accumulated Post-Acquisition	Total IMF	IMF Recorded	Total DIMF
Res I	$6.7	$2.1	$8.8	$.0	$8.8
Res II	7.0	.2	7.2	.0	7.2
Res III	.0	.9	.9	.9	0

Total	$13.7	$3.2	$16.9	$.9	$16.0

No amounts of DIMF were recorded upon the acquisition of Res I and Res II as the fair value of these amounts were not readily determinable and payment was not considered probable.

Pursuant to the terms of the management agreements, the Manager also furnishes the hotels with certain chain services which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries on a fair and equitable basis. In addition, the Company’s hotels participate in the Marriott Rewards program. The cost of this program is charged to all hotels in the Marriott International hotel system.

The Lessees are obligated to provide the Manager with sufficient funds, generally 5% of revenue, to cover the cost of: (a) certain non-routine repairs and maintenance to the hotels, which are normally capitalized; and (b) replacements and renewals to the hotels’ property and improvements. Under certain circumstances, the Lessees will be required to establish escrow accounts for such purposes under terms outlined in the agreements. To the extent the Lessees are not required to fund such amounts into escrow accounts, the Lessees remain liable to make such fundings in the future. The Lessees are obligated under these management agreements to fund FF&E requirements in excess of amounts placed in restricted cash accounts, which as of September 30 had aggregate balances of $12.7 million.

In addition to management fees, the Company also pays each hotel’s pro rata share of the Manager’s actual costs and expenses incurred in providing certain services (“Chain Services”) on a central or regional basis to all the hotels operated by the Manager or other Marriott affiliate. Chain Services include central training and development; computerized payroll and accounting services; and such additional central or regional services performed on a centralized basis. For nine months ended September 30, 2002 the Company had incurred $885,108 in Chain Services.

The management agreements also provide for payments of costs associated with certain system-wide advertising, promotional and public relations materials and programs and the operational costs of reservation systems. Each hotel pays two and one-half percent (2.5%) of suite revenues to this marketing fund. For the nine month period ended September 30, 2002 and the period September 7, 2001 through September 30, 2001, the Company had incurred $1,434,980 and $53,945, respectively, in marketing fees.

Liquidity and Capital Resources

From the initial closing, through the period ended September 30, 2002, the Company sold 27,372,664 units (3,157,895 units at $9.50 per unit and 24,214,769 units at $10 per Unit) of its units to its investors, including units sold through the reinvestment of distributions. The total gross proceeds from the units sold were $272,147,692 which netted $243,409,806 to the Company after the payment of selling commissions and other offering costs.

The Company is committed, under its management agreements, to fund 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment. For the nine month period ended September 30, 2002, $12,747,677 was held by the Manager for furniture, fixtures and equipment reserve.

Additional Offering

On May 22, 2002, the Company filed with the United States Securities and Exchange Commission a registration statement covering the offer and sale to the public of an additional 10 million Units (each Unit consists of one common share and one Series A preferred share) at $10 per Unit for an aggregate public offering price of $100 million. Proceeds from the sale of these Units, will be available for the acquisition of additional properties and general corporate purposes. As of September 30, 2002, the Company had sold 7,214,732 units to its investors under this offering. These units are included in the amounts outlined under liquidity and capital resources above.

Notes payable

Res I Portfolio

The Partnership, which was acquired by the Company, through subsidiaries, in connection with the Res I Portfolio, is the borrower under secured loans from two lenders (with one being the senior lender and the other being the subordinate lender). The senior lender is LaSalle Bank National Association as Trustee for Mortgage Pass-Through Certificates Series 1996-2. The senior lender holds separate loans for each hotel in the aggregate original principal amount of $100 million. Each loan held by the senior lender is secured by a first mortgage on the hotel involved and by a related first priority security interest in the rents, revenues and other personal property of such hotel. At acquisition, the aggregate unpaid principal balance of these senior loans was $70,868,403. Each senior loan bears interest at an annual rate of 8.60% and has a maturity date of September 30, 2002. The aggregate monthly payment under the senior loans is $874,163. An aggregate balloon payment in the amount of approximately $70 million is scheduled to be due at maturity. The subordinate lender is LaSalle Bank National Association, as Indenture Trustee for Benefit of the Holders of iStar Asset Receivables Trust Collateralized Mortgage Bonds Series 2000-1. The subordinate lender holds a loan in the original principal amount of $30 million. The subordinate loan is secured by a subordinate mortgage on the hotels and by related second priority security interests in the rents, revenues and other personal property of the hotels. At acquisition, the unpaid principal balance of the subordinate loan was $20,734,191. The subordinate loan bears interest at an annual rate of 15.25% and requires monthly payments of $400,590. The maturity date was September 30, 2002. A balloon payment in the amount of approximately $20 million was scheduled to be due at maturity.

On September 20, 2002, the Company refinanced the aforementioned secured loans. Upon closing, the Company paid approximately $89 million in balloon payments, with approximately $69 million paid to the senior lender and approximately $20 million paid to the subordinate lender in order to terminate the loans. The new secured note calls for two separate pools of loans with 10 loans in one pool and 5 loans in the other. The term of the note is 10 years with a 25 year amortization. The rate is 7.4% per annum and payments are made in monthly installments, including principal and interest. The loans mature in October 2012 with an aggregate balloon payment of approximately $67 million due at closing.

Res II Portfolio

Effective August 28, 2002, the Company acquired from Host Corporation and certain subsidiaries, twenty-three hotels, and in conjunction with the acquisition, assumed a mortgage note of approximately $131 million. The note bears interest in the amount of 8.85% per annum and matures in March 2006 with an aggregate balloon payment of approximately $122 million. The note is payable in monthly installments, including principal and interest.

Crestline Portfolio

In conjunction with the Company’s 2001 acquisitions of the Crestline portfolio, the Company assumed a $53 million promissory note. The note bears a fixed interest rate of 8.08% per annum and is secured by the 10 hotels. The maturity date is January 2010, with a balloon payment of $35.4 million. The loan is payable in monthly installments, including principal and interest. On September 30, 2002, the unpaid principal balance was $51,691,999.

Cash and cash equivalents

Cash and cash equivalents totaled $108,556,513 at September 30, 2002. The company plans to use this cash for future acquisition costs, to pay dividends, to pay down debt service and to fund general corporate expenses.

Capital requirements

The Company’s divided distribution policy is at the discretion of the board of directors and depends on several factors. The distribution for the nine months ended September 30, 2002 is $0.50 per share.

Capital resources are expected to grow with the future sale of its units. In general, the Company expects capital resources to be adequate to meet its cash requirements in 2002.

The Company has ongoing capital commitments to fund its capital improvements. The Company, through the Lessee, is required, under all three management agreements with the Managers, to make available to the Lessee, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 5%, of gross revenues provided that such amount may be used for capital expenditures made by the Company with respect to the hotels. The Company expects that this amount will be adequate to fund the required repair, replacement, and refurbishments and to maintain its hotels in a competitive condition.

It is anticipated that revenues generated from hotels and equity funds will be used to meet normal hotel operating expenses, make principal payments on the notes assumed with the 2001 and 2002 acquisitions and make payment of distributions.

Impact of inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operator’s ability to raise room rates. Currently the Company is not experiencing any material impact from inflation.

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

In August 2001, the FASB issued Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Statement supercedes Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and APB Opinion No.30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of. SFAS No. 144 retains the requirements of Statement 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121. This statement became effective January 1, 2002. The adoption of this statement did not have a material impact on the consolidated financial position or results of operations of the company.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company’s market risk is exposure to changes in mortgage interest rates related to the assumption of the promissory notes and interest rates on short-term investments. The interest rate of the assumed debt for the Crestline acquisition was 8.08%, the interest rates of the assumed debt for the Res I acquisition were 8.60% and 15.25% and were subsequently refinanced to a rate of 7.4%, and the interest rate for the debt assumed with the Res II acquisition was 8.85%. The Company invests proceeds from its best efforts offering in short-term money market investments pending acquisitions. The Company intends to invest this money in real estate assets as suitable opportunities arise.

There have been no other material changes since December 31, 2001. See the information provided in the Company’s annual report under item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

PART II, Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The following table set forth information concerning the Offering and the use of proceeds from the Offering as of September 30, 2002:

Units Registered:
	3,157,895	Units	$ 9.50 per Unit	$30,000,000
	17,000,000	Units	$ 10.00 per Unit	$170,000,000

Totals:	20,157,895	Units		$200,000,000
Units Registered under new offering:
	10,000,000	Units		$100,000,000
Units Sold:
	3,157,895	Units	$ 9.50 per Unit	$30,000,000
	24,214,769	Units	$ 10.00 per Unit	242,147,690
Totals:	27,372,664	Units		$272,147,690
Expenses of Issuance and Distribution of Units
	1. Underwriting discounts and commissions			$27,914,850
	2. Expenses of underwriters			—
	3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company			—
	4. Fees and expenses of third parties			823,034
Total Expenses of Issuance and Distribution of Units				28,913,454
Net Proceeds to the Company				$243,409,806
	1. Purchase of real estate (including repayment of indebtedness incurred to purchase real estate)			$135,756,718
	2. Interest on indebtedness			8,705,162
	3. Working capital			87,150,812
	4. Fees to the following (all affiliates of officers of the Company):
	a. Apple Suites Advisors, Inc			390,330
	b. Apple Suites Realty Group			8,246,784
	5. Fees and expenses of third parties:			—
	a. Legal			60,000
	b. Accounting			100,000
	6. Other (loan and deposit associated with potential acquisition)			3,000,000
Total of Application of Net Proceeds to the Company				$243,409,806

PART II, Item 5: OTHER INFORMATION

On October 23, 2002, the boards of directors of the Company and Suites approved a merger transaction in which Suites will become a subsidiary of the Company. On October 24, 2002, an agreement and plan of merger was signed by the Company, Hospitality Acquisition Company and Suites.

In the merger, each Suites common share will be converted into the right to receive one unit of the Company, unless the Suites common shareholder elects to receive $10.00 in cash per Suites common share subject to a $25 million limit on the cash to be paid in the merger. If more Suites common shareholders elect to receive cash than the maximum amount of cash consideration to be paid by the Company, the Company will distribute the cash on a pro rata basis, rounded to the nearest whole share. The Company, at its sole discretion prior to the effective time of the merger, may determine to increase the maximum amount of cash consideration to an amount not to exceed $30 million.

As a result of the merger, the 240,000 outstanding Suites Class B convertible shares will be convertible into 480,000 Suites common shares. Pursuant to the merger, the Suites Class B convertible shares will be converted into the right to receive 480,000 units of the Company, or one unit of the Company for each Suites common share, the same exchange ratio applicable to Suites common shareholders.

The merger is expected to be treated as a tax free reorganization for federal income tax purposes, except for cash, if any, received by Suites shareholders.

Holders of units of the Company will continue to own their existing units after the merger.

In connection with the merger, the Company will pay an extraordinary dividend to the Company’s common shareholders. The extraordinary dividend will consist of an aggregate payment of $15 million which will be divided equally among the outstanding common shares of the Company (approximately $0.49 per share) and is contingent on the merger becoming effective. The record date for the extraordinary dividend will be the record date of the Company’s common shareholders’ meeting to approve the merger or another date that the Company’s Board of Directors declares as long as the record date is prior to the effectiveness of the merger. The payment date for the extraordinary dividend will be after the effective date of the merger.

In connection with the merger, the boards of directors of the Company and Suites have determined that the companies will become self-advised contingent upon the merger occurring. Consequently, the advisory agreements the Company and Suites have with Apple Suites Advisors, Inc. will be terminated concurrently with the merger and, thereafter, no further advisory fees will be due thereunder. In addition, the property acquisition/disposition agreements that the Company and Suites have with Apple Suites Realty, which also is owned by Mr. Knight, will be terminated. As a result of the termination of these agreements, the 240,000 Series B convertible preferred shares of the Company held by Mr. Knight and two business associates would become convertible into 1,272,000 units of the Company. Mr. Knight and the other holders of the Company’s Series B convertible preferred shares are expected to exchange their Series B convertible preferred shares of the Company for 1,272,000 newly created Series C convertible preferred shares of the Company. These new Series C convertible preferred shares of the Company will have a liquidation preference comparable to the Company’s Series B convertible preferred shares, in that holders of the Company’s Series C convertible preferred shares will receive no payments in a liquidation for their Series C convertible preferred shares until holders of the Company’s units are paid in full for their Series A preferred shares. Consequently, holders of the Company’s units will be entitled to receive $10.00 per share in cash on liquidation, before any payments will be made to Mr. Knight or the other holders of the Company’s Series C convertible preferred shares for their Series C convertible preferred shares. Each Series C convertible preferred share will be convertible into one of the Company’s units upon either of the following triggering events:

•
The Company transfers substantially all of its assets, stock or business as a going concern, whether through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business.

•	The Company lists the Company’s units on a securities exchange or quotation system or in any established market.

The Company’s Series C convertible preferred shares will also have the same voting rights and rights to receive dividend distributions as if they had already been converted to units of the Company.

To implement the termination of the advisory agreement for the Company, the Company and Glade M. Knight, the sole shareholder of Apple Suites Advisors, Inc., have reached an agreement in principle to acquire all of Mr. Knight’s stock in Apple Suites Advisors instead of paying a $6.48 million termination fee due Apple Suites Advisors under the advisory agreement. In this acquisition, Mr. Knight would receive a cash payment of $2 million and a non-interest-bearing promissory note, due four years after the effective date of the merger, in a principal amount of $4.48 million. This acquisition is subject to the execution of definitive documentation and is conditioned upon the effectiveness of the merger.

The merger is subject to a number of conditions including the approval of the holders of at least a majority of the Company’s common shares present and voting at the Company’s meeting called to consider the merger, excluding the Company’s common shares owned by or voted under the control of a Company or Suites director. The merger also requires the approval of the holders of a (i) majority of the outstanding Suites common shares and (ii) the holders of a majority of Suites common shares present and voting at the Suites meeting called to consider the merger, excluding Suites common shares owned by or voted under the control of a Company or Suites director. The merger is expected to close shortly after the special meetings of shareholders for both companies if shareholders approve the merger.

Suites is an externally advised real estate investment trust owing upper-end extended-stay hotels in select metropolitan areas throughout the United States. As of October 23, 2002, the Company owned 17 extended-stay hotels, comprising 1,922 suites as a part of the Homewood Suites® by Hilton® franchise.

PART II, Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit No.	Description

2.1	Agreement and Plan of Merger. (Incorporated by reference to the Exhibit of the same number to the current report on Form 8-K filed October 25, 2002).

3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Hospitality Two, Inc.; SEC File No. 333-77055).

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Hospitality Two, Inc.; SEC File No. 333-77055).

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K

The following table lists the reports of Form 8-K filed by the Company during the quarter ended September 30, 2002, the items reported and the financial statements included in such filings.

(1) Form 8-K dated September 12, 2002

The 8-K and the 8-K/A filed September 12, 2002, report on Items 7 and 8 and include the following financial statements.

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

MARRIOTT RESIDENCE INN USA LIMITED PARTNERSHIP:

Statement of Operations For the Years Ended December 31, 2001, 2000, 1999

Statement of Changed in Partners’ Capital For the Years Ended December 31, 2001, 2000, 1999

Statement of Cash Flows For the Years Ended December 31, 2001, 2000, 1999

(2) Form 8-K dated October 25, 2002

The 8-K filed October 25, 2002 reports on Item 5 and does not contain any financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLE HOSPITALITY TWO, INC.
(Registrant)

By:	/S/ GLADE M. KNIGHT
Glade M. Knight President

By:	/S/ DAVID S. MCKENNEY
David S. McKenney Chief Financial Officer

DATE: November 14, 2002

I, Glade M. Knight, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Apple Hospitality Two, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ GLADE M. KNIGHT
Glade M. Knight Chief Executive Officer Apple Hospitality Two, Inc.
Date: November 14, 2002

I, David S. McKenney, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Apple Hospitality Two, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ DAVID S. MCKENNEY
David S. McKenney Chief Financial Officer Apple Hospitality Two, Inc.

Date: November 14, 2002

Exhibit Index

(a) Exhibit No.	Description

2.1	Agreement and Plan of Merger. (Incorporated by reference to the Exhibit of the same number to the current report of Form 8-K filed on October 25, 2002).

3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Hospitality Two, Inc.; SEC File No. 333-77055).

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Hospitality Two, Inc.; SEC File No. 333-77055).

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).