Form 10-K
period 2002-12-31
APPLE HOSPITALITY TWO INC
filed 2003-03-28
CIK 1132747

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ___________________

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

           10 S. Third Street
           Richmond, Virginia                                   23219
(Address of principal executive offices)                      (Zip Code)

                                 (804) 344-8121
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b)    Securities registered pursuant to Section 12(g)
                 of the Act:                                         of the Act:

                   None                             Units (Each Unit is equal to one common share,
              ---------------
                                                    no par value, and one Series A preferred share)
                                                    -----------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

Based upon the price at which the common equity was last sold on June 30, 2002, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $213,445,000. The Company does not have any non-voting common equity.

On March 1, 2003, there were approximately 30,157,931 common shares outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Documents incorporated by reference: Portions of the registrants' definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held May 14, 2003.

                           APPLE HOSPITALITY TWO, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
Part I
        Item 1.         Business .......................................................   1
        Item 2.         Properties .....................................................   4
        Item 3.         Legal Proceedings ..............................................   7
        Item 4.         Submission of Matters to a Vote of Security Holders ............   7


Part II
        Item 5.         Market for Registrant's Common Equity and Related
                        Shareholder Matters ............................................   7
        Item 6.         Selected Financial Data ........................................  11
        Item 7.         Management's Discussion and Analysis of Financial
                        Condition and Results of Operation .............................  12
        Item 7A.        Quantitative and Qualitative Disclosures About Market Risk .....  23
        Item 8.         Financial Statements and Supplementary Data ....................  23
        Item 9.         Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure ............................

Part III
        Items 10. - 13. ................................................................  14
        Item 14.        Controls and Procedures ........................................  14

Part IV
        Item 15.        Exhibits, Financial Statement Schedule, and Reports on
                        Form 8-K .......................................................  14

Signatures .............................................................................  50
Certifications .........................................................................  57

                                     PART I

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

Item 1.   Business

Apple Hospitality Two, Inc. (the "Company"), a Virginia corporation, was formed on January 17, 2001, with the first investor closing on May 1, 2001. Since our incorporation, we have raised approximately $300 million in best efforts offerings of Units of the Company. Each Unit is equal to one common share and one Series A preferred share of the Company. We have used the proceeds from our offerings to purchase extended-stay hotels in select metropolitan areas throughout the United States. At December 31, 2002, we owned, either directly or through our subsidiaries, a total of 48 extended-stay hotels with 5,767 suites, located in 20 states.

We are a real estate investment trust. The REIT Modernization Act, effective January 1, 2001, permits REIT's to establish taxable businesses to conduct certain previously disallowed business activities. To take advantage of these activities, we formed a wholly-owned taxable REIT subsidiary, Apple Hospitality Management, Inc., and leased all of our hotels to Apple Hospitality Management or its subsidiaries. The hotels are operated and managed by Residence Inn(R) by Marriott(R), Inc. under hotel management agreements.

Growth Strategies

Our primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions. We focus on maximizing the internal growth of our portfolio by selecting properties that have strong cash flow growth potential.

We seek to increase operating cash flow and enhance its value through internal growth, renovations and acquisitions. Our internal growth strategy is to utilize our asset management expertise to improve the quality of our hotels by renovating, redeveloping and thereby improving hotel revenue performance, and to participate, through the master hotel lease agreements, in any growth in revenues at our hotels.

We believe that our planned future renovation and redevelopment activities will continue to increase revenue per available room ("REVPAR") growth at our hotels, thereby increasing our lease revenue. We are committed to fund a minimum of 5% of gross revenue per month for certain capital expenditures for periodic replacement or refurbishment of furniture, fixtures and equipment. We have $18,640,007 held in escrow for the furniture, fixture and equipment reserve.

We believe that acquisition opportunities in upscale extended-stay hotel markets will continue.

Financing

All of our hotels are encumbered by mortgage debt. Our debt financing is detailed below:

          (1) In conjunction with the hotel portfolio acquisition on September 7, 2001, we assumed a $53 million mortgage note. The note bears a fixed interest rate of 8.08% per annum and is secured by the 10 hotels acquired in the acquisition. The maturity date is January 2010, with a balloon payment of $35.4 million. The loan is payable in monthly installments including principal and interest. At December 31, 2002, the balance of the mortgage note was $51,277,768.

          (2) In conjunction with the hotel portfolio acquisition in the first quarter of 2002, we assumed a $71 million promissory note at a fixed interest rate of 8.6% and a $21 million promissory note at a fixed rate of 15.25%, which were secured by the 15 hotels acquired in the acquisition. In September of 2002, these notes were refinanced in a transaction that included paying approximately $89 million in balloon payments to terminate the notes. The new secured note, which calls for two separate pools of loans with 10 loans in one pool and 5 loans in the other, is in the amount of $83 million with a fixed interest rate of 7.4% per annum. The note matures in October 2012 with an aggregate balloon payment of approximately $67 million. The loan is payable in monthly installments including principal and interest. At December 31, 2002, the balance of the mortgage note was $82,824,292.

          (3) In conjunction with the hotel portfolio acquisition on August 28, 2002, we assumed a mortgage note of approximately $131 million. The note bears interest in the amount of 8.85% per annum and is secured by the 23 hotels acquired in the acquisition. The note matures in March 2006 with an aggregate balloon payment of approximately $122 million. The note is payable in monthly installments including principal and interest. At December 31, 2002, the balance of the mortgage note was $130,046,120.

Competition

We believe that the hotel industry is highly competitive. Each of our hotels is located in a developed area that includes other hotels and competes for guests primarily with other extended-stay hotels in our immediate vicinity and secondarily with other hotels in our geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate ("ADR") and revenue per available room of our hotels in that area. We believe that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting our hotels.

Hotel Operating Performance

The Company owned 48 Residence Inn(R) by Marriott(R) hotels, consisting of 5,767 suites, at December 31, 2002, and 10 Residence Inn(R) by Marriott(R) hotels, consisting of 1,150 suites at December 31, 2001.

Suite revenues for these hotels totaled $102,895,689 for the year ended December 31, 2002, and $10,022,272 for the period September 7, 2001 through December 31, 2001. For those same periods, the hotels achieved average occupancy of 78% and 76%, ADR of $92 and $102 and REVPAR of $71 and $78, respectively.

Property Taxes and Insurance

The Company maintains real estate tax escrows, funded from gross revenues of the hotels, which are used to pay the costs of real estate and personal property taxes. Property insurance is also funded from gross revenues. Taxes, insurance and other expenses incurred by the Company totaled $6,578,038 for the year ended December 31, 2002 and $552,734 for the period January 17, 2001 through December 31, 2001.

Maintenance

The hotels have an ongoing need for renovation and refurbishment. Under various hotel lease agreements, we must fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a minimum of 5% of gross revenues. In addition, other capital improvement projects are directly funded by us.

Employees

During 2002, all employees involved in the day-to-day operation of our hotels were employed by the management company engaged pursuant to the hotel management agreement. During 2002, persons working at the corporate headquarters on our behalf were employees of Apple Suites Advisors, Inc. ("ASA").

Environmental Matters

In connection with each of our hotel acquisitions, we obtain a Phase I Environmental Report and such additional environmental reports and surveys as are necessitated by such preliminary report. Based on such reports, we are not aware of any environmental situations requiring remediation at our properties, which have not been or are not currently being remediated as necessary. No material remediation costs have or are expected to occur.

Property Acquisitions in 2002

During fiscal year 2002, we acquired the following hotels:

(1) In the first quarter of 2002, we acquired, through subsidiaries, Marriott Residence Inn Limited Partnership, which owns 15 extended-stay hotels. For simplicity, this entity will be referred to as the "Res I Partnership." Although the acquisition was conducted through a merger in which our subsidiaries acquired the Res I Partnership, the purpose and result was our acquisition of the hotels. Each hotel operates as part of the Residence Inn(R) by Marriott(R) franchise system; and

(2) On August 28, 2002, we acquired, through subsidiaries, Marriott Residence Inn II Limited Partnership, which has direct or indirect ownership of 23 extended-stay hotels. For simplicity, this entity will be referred to as the "Res II Partnership." Although the acquisition was conducted through a merger in which our subsidiaries acquired the Res II Partnership, the purpose and result was our acquisition of the hotels. Each hotel operates as part of the Residence Inn(R) by Marriott(R) franchise system.

We entered into a merger agreement with Apple Suites on October 23, 2002. Effective January 31, 2003, Apple Suites merged with and into Hospitality Acquisition Company, our wholly-owned subsidiary. Apple Suites owned, either directly or through its subsidiaries, a total of 17 upper-end extended-stay hotels throughout the United States, which comprised a total of 1,922 suites. For further information about the merger, refer to our discussion of the merger under the "Subsequent Events" section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 2. Properties

Property Descriptions and Characteristics

As of December 31, 2002, we owned 48 Residence Inn(R) by Marriott(R) hotels comprising of 5,767 suites. The hotels are located in 20 states. The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances, initial acquisition cost, gross carrying value and the number of suites of each hotel.

                            Date of          Date                            Initial        Gross Carrying
       Location          Construction      Acquired      Encumbrances       Acq. Cost            Value           #  of Suites
--------------------------------------------------------------------------------------------------------------------------------
Montgomery, AL         1990            9/01            $ 2,563,888      $ 5,989,632      $ 6,163,302           94
--------------------------------------------------------------------------------------------------------------------------------
Bakersfield, CA        1990            9/01            $ 4,102,221      $ 9,436,951      $ 9,659,795          114
--------------------------------------------------------------------------------------------------------------------------------
Concord, CA            1989            9/01            $ 6,666,109      $21,741,476      $21,921,644          126
--------------------------------------------------------------------------------------------------------------------------------
San Ramon, CA          1989            9/01            $ 5,640,560      $18,989,429      $19,131,473          106
--------------------------------------------------------------------------------------------------------------------------------
Meriden, CT            1989            9/01            $ 4,614,999      $ 9,092,070      $ 8,848,059          106
--------------------------------------------------------------------------------------------------------------------------------
Atlanta, GA            1989            9/01            $ 4,614,999      $12,117,063      $12,388,857          126
--------------------------------------------------------------------------------------------------------------------------------
Boston, MA             1990            9/01            $ 7,178,887      $17,437,874      $17,820,411          130
--------------------------------------------------------------------------------------------------------------------------------
Cincinnati, OH         1989            9/01            $ 5,127,775      $ 7,045,269      $ 7,261,039          118
--------------------------------------------------------------------------------------------------------------------------------
Dallas, TX             1990            9/01            $ 5,640,554      $ 9,667,593      $ 9,909,158          120
--------------------------------------------------------------------------------------------------------------------------------
Houston, TX            1989            9/01            $ 5,127,776      $ 9,862,641      $10,018,145          110
--------------------------------------------------------------------------------------------------------------------------------
Costa Mesa, CA         1990            3/02            $ 7,484,123      $10,598,294      $10,695,872          144
--------------------------------------------------------------------------------------------------------------------------------
La Jolla, CA           1986            3/02            $19,608,402      $29,109,048      $29,398,664          288
--------------------------------------------------------------------------------------------------------------------------------
Long Beach, CA         1986            3/02            $11,575,443      $18,921,646      $19,081,634          216
--------------------------------------------------------------------------------------------------------------------------------
Buckhead, GA           1987            3/02            $ 5,089,203      $ 7,497,935      $ 7,614,920          128
--------------------------------------------------------------------------------------------------------------------------------
Cumberland, GA         1987            3/02            $ 2,993,649      $ 5,560,402      $ 5,908,374          136
--------------------------------------------------------------------------------------------------------------------------------
Dunwoody, GA           1984            3/02            $ 2,744,178      $ 6,713,355      $ 6,856,243          130
--------------------------------------------------------------------------------------------------------------------------------
Sharonville, OH        1985            3/02            $ 1,995,766      $ 5,876,575      $ 5,979,971          144
--------------------------------------------------------------------------------------------------------------------------------
Columbus, OH           1985            3/02            $ 1,746,295      $ 4,167,340      $ 4,379,698          144
--------------------------------------------------------------------------------------------------------------------------------
Dayton North, OH       1987            3/02            $ 1,446,930      $ 2,859,423      $ 2,941,230          144
--------------------------------------------------------------------------------------------------------------------------------
Dayton South, OH       1985            3/02            $ 3,043,543      $ 4,795,675      $ 4,892,102          104
--------------------------------------------------------------------------------------------------------------------------------
Boulder, CO            1986            3/02            $ 5,987,298      $ 9,716,561      $10,145,352          152
--------------------------------------------------------------------------------------------------------------------------------
Lombard, IL            1987            3/02            $ 5,388,568      $ 6,905,956      $ 7,190,032          144
--------------------------------------------------------------------------------------------------------------------------------
Southfield, MI         1987            3/02            $ 4,390,685      $ 5,607,789      $ 5,737,884           96
--------------------------------------------------------------------------------------------------------------------------------
Chesterfield, MO       1986            3/02            $ 2,794,073      $ 4,626,497      $ 4,784,287           64
--------------------------------------------------------------------------------------------------------------------------------
Galleria, MO           1986            3/02            $ 6,536,136      $ 7,523,617      $ 7,733,072           96
--------------------------------------------------------------------------------------------------------------------------------
Spartanburg, SC        1985            8/02            $ 3,543,340      $ 3,515,080      $ 3,543,517           88
--------------------------------------------------------------------------------------------------------------------------------
Shreveport, LA         1983            8/02            $----------      $ 2,800,448      $ 2,816,442           72
--------------------------------------------------------------------------------------------------------------------------------
Akron, OH              1987            8/02            $ 5,248,325      $ 4,261,278      $ 4,310,814          112
--------------------------------------------------------------------------------------------------------------------------------
Arcadia, CA            1989            8/02            $ 8,849,117      $ 8,663,965      $ 8,835,053          120
--------------------------------------------------------------------------------------------------------------------------------
Birmingham, AL         1986            8/02            $ 7,114,891      $ 5,575,645      $ 5,644,708          128
--------------------------------------------------------------------------------------------------------------------------------
Boca Raton, FL         1988            8/02            $ 7,167,994      $ 5,230,956      $ 5,273,264          120
--------------------------------------------------------------------------------------------------------------------------------
Boston, MA             1989            8/02            $ 6,210,896      $ 5,967,051      $ 6,057,424           96
--------------------------------------------------------------------------------------------------------------------------------
Charlotte, NC          1988            8/02            $ 3,973,960      $ 6,306,692      $ 6,369,214           91
--------------------------------------------------------------------------------------------------------------------------------
Deerfield, IL          1989            8/02            $ 5,643,280      $ 8,107,160      $ 8,174,839          128
--------------------------------------------------------------------------------------------------------------------------------
Clearwater, FL         1986            8/02            $ 5,107,460      $ 5,025,148      $ 5,066,188           88
--------------------------------------------------------------------------------------------------------------------------------
Columbia, SC           1988            8/02            $ 5,018,596      $ 6,206,946      $ 6,253,025          128
--------------------------------------------------------------------------------------------------------------------------------
Greensboro, NC         1987            8/02            $ 8,223,031      $ 6,728,400      $ 6,788,155          128
--------------------------------------------------------------------------------------------------------------------------------
Irvine, CA             1989            8/02            $ 7,010,537      $ 8,953,103      $ 9,125,855          112
--------------------------------------------------------------------------------------------------------------------------------
Jackson, MS            1986            8/02            $ 6,692,241      $ 4,910,255      $ 4,980,582          120
--------------------------------------------------------------------------------------------------------------------------------
Jacksonville, FL       1986            8/02            $ 5,744,331      $ 4,566,828      $ 4,641,862          112
------------------------------------------------------------------------------------------------------------- ------------------
Kalamazoo, FL          1989            8/02            $ 4,669,775      $ 5,209,910      $ 5,244,716           83
--------------------------------------------------------------------------------------------------------------------------------
Las Vegas, NV          1989            8/02            $16,152,605      $12,470,948      $12,613,191          192
--------------------------------------------------------------------------------------------------------------------------------
Lubbock, TX            1986            8/02            $ 3,225,564      $ 3,164,078      $ 3,239,879           80
--------------------------------------------------------------------------------------------------------------------------------
Memphis, TN            1986            8/02            $ 3,591,443      $ 6,792,793      $ 6,834,566          105
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Pensacola, FL           1985           8/02            $  3,666,740     $  2,632,523     $  2,658,624           64
--------------------------------------------------------------------------------------------------------------------------
Philadelphia, PA        1988           8/02            $  6,885,322     $  7,044,049     $  7,127,775           88
--------------------------------------------------------------------------------------------------------------------------
Placentia, CA           1988           8/02            $  4,590,290     $  8,060,161     $  8,228,915          112
--------------------------------------------------------------------------------------------------------------------------
Santa Fe, NM            1986           8/02            $  6,864,993     $  6,251,135     $  6,390,359          120
--------------------------------------------------------------------------------------------------------------------------
TOTALS                                                 $269,296,791     $390,305,663     $396,680,185         5767
--------------------------------------------------------------------------------------------------------------------------

Investment in hotels at December 31, 2002, consisted of the following:

The following is a reconciliation of the carrying amount of real estate owned:

Land                                    $   101,247,432
Building and improvements                   275,291,573
Furniture fixtures and equipment             20,141,180
                                        ---------------
                                            396,680,185
Less:  accumulated depreciation              (8,646,478)
                                        ---------------
Investment in hotels, net               $   388,033,707
                                        ===============

For additional information about our properties, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.   Legal Proceedings

We are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us or any of our properties, other than routine actions arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on our business or financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

None.


                                     PART II

Item 5.   Market For Registrant's Common Equity and Related Stockholder Matters

Our board of directors has adopted and our shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan convert to Units. Each Unit is equal to one common share and one Series A preferred share of the Company.

                      Equity Compensation Plan Information

                                             (a)                         (b)                         (c)
                                        -------------               -------------               -------------

                                                                                             Number of securities
                                                                                            remaining available for
                                                                   Weighted-average          future issuance under
                                  Number of securities to be       exercise price of       equity compensation plans
                                   issued upon exercise of       outstanding options,        (excluding securities
                                     outstanding options,              warrants,                   reflected
         Plan Category               warrants and rights              and rights                in column (a))
         -------------               -------------------              ----------                --------------
Equity compensation plans
approved by security holders...          42,720 Units                    $9.76                  1,749,531 Units
                                                                                                   (1), (2)

Equity compensation plans not
approved by security holders...              None                   Not applicable              Not applicable

Total .........................          42,720 Units                                           1,749,531 Units

---------------------------------

(1) The number of Units remaining available for future issuance under the Non-Employee Directors Stock Option Plan is determined by the following formula: an aggregate of 45,000 Units plus 1.8% of the total number of Units issued in excess of the outstanding Units of the Minimum Offering. The defined terms have the definition as set forth in the Incentive Plan.

(2) The number of Units remaining available for future issuance under the Incentive Plan is determined by the following formula: (1) 35,000 Units plus (2) 4.625% of the number of Units sold in the Initial Offering in excess of the Minimum Offering plus (3) 4.4% of the total number of Units sold in the Additional Offering, which shall be authorized, but not issued Units. The defined terms have the definition as set forth in the Incentive Plan.

Common Shares

There is currently no established public market in which our common shares are traded.

On December 31, 2002, there were 9,765 beneficial shareholders of our common shares.

Distributions of $17,330,704 were paid to the shareholders during 2002. Distributions were declared at a rate of $1.00 per share for the year ended December 31, 2002.

Preferred Shares

Our articles of incorporation authorize its issuance of up to 215,240,000 preferred shares. Of the 215,240,000 authorized preferred shares, 200,000,000 have been designated Series A preferred shares.

Series A Preferred Shares

The Series A preferred shares have no voting rights, no distribution rights, and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The only right associated with each Series A preferred share is a priority distribution upon the sale of the Company's assets. The priority distribution will be equal to $10.00 per Series A preferred share, and no more, before any distribution will be made to the holders of any other shares. Upon that distribution, the Series A preferred shares will have no other distribution rights.

Our Offering

Our Registration Statement on Form S-11 (File No. 333-77055) was declared effective by the Securities and Exchange Commission on May 1, 2001, and on that date we commenced an initial best efforts offering of Units. On May 29, 2002, the initial offering closed. Our Registration Statement on Form S-11 (File No. 333-101194) was declared effective by the Securities and Exchange Commission on May 2, 2002, and on that date we commenced our second best efforts offering of Units. On November 26, 2002, the second offering closed. The managing underwriter was David Lerner Associates, Inc. and all of the Units were being sold for our account. Together our initial offering and our second offering are referred to as our "Offerings".

The following tables set forth information concerning the Offerings and the use of proceeds from the sale of Units in the Offerings as of December 31, 2002:

Units registered under initial offering:

               3,157,931             Units @ $ 9.50 per Unit            $ 30,000,000
              17,000,000             Units @ $10.00 per Unit            $170,000,000
              ----------                                                ------------

Totals:       20,157,931             Units                              $200,000,000
              ----------

Units registered under second offering:

              10,000,000             Units @ $10.00 per Unit            $100,000,000

Units sold:

               3,157,895             Units @ $ 9.50 per Unit            $ 30,000,000
              27,000,036             Units @ $10.00 per Unit             270,000,360
              ----------                                                ------------

Totals:       30,157,931             Units                              $300,000,360
              ----------

Expenses of Issuance and Distribution of Units

              1. Underwriting discounts and commissions                 $ 30,000,036
              2. Expenses of underwriters
              3. Direct or indirect payments to directors or officers
                 of the Company or their associates, to ten percent
                 shareholders, or to affiliates of the Company
              4. Fees and expenses of third parties                        1,868,976
                                                                        ------------

              Total Expenses of Issuance and Distribution of
              Units                                                       31,869,012
                                                                        ------------

Net Proceeds to the Company                                             $268,131,348
                                                                        ============

              1. Purchase of real estate (including repayment of
                 indebtedness incurred to purchase real estate)         $130,205,075
              2. Interest on indebtedness                                 14,499,894
              3. Working capital                                         113,867,251
              4. Fees to the following (all affiliates of officers of
                 the Company):
                 a. Apple Suites Advisors, Inc.                              725,520
                 b. Apple Suites Realty Group, Inc.                        8,246,784
              5. Fees and expenses of third parties:                               -
                 a. Legal                                                    304,270
                 b. Accounting                                               282,554
                                                                        ------------

Total of Application of Net Proceeds to the Company                     $268,131,348
                                                                        ============

Subsequent Acquisition

Effective January 3, 2003, we acquired a Residence Inn(R) by Marriott(R) hotel in Redmond, Washington, which contains 280 suites and was in operation when acquired. The hotel offers one and two room suites with the amenities generally offered by upscale extended-stay hotels. It is located in a developed area near Seattle, Washington.

The gross purchase price for the hotel was $32,550,000. This amount was satisfied at closing by cash payments and other adjustments in the approximate amount of $12,550,000 and the assumption of existing secured debt.

AHT Redmond, Inc., which is a wholly owned subsidiary of the Company and which was formed to acquire the hotel, has assumed existing debt secured by the hotel. The lender is Wells Fargo Bank Minnesota, National Association, as Trustee for the registered holders of GMAC Commercial Mortgage Securities, Inc., Mortgage Pass Through Certificates, Series 2002-C3, as serviced by GMAC Commercial Mortgage Corporation.

The principal balance of the assumed debt as of the closing date was approximately $20,000,000. The debt is evidenced by a 8.375% promissory note, dated November 28, 2000, in the original principal amount of $20,500,000. The promissory note provides for a maturity date of December 1, 2025.

Item 6.   Selected Financial Data

APPLE HOSPITALITY TWO, INC.
SELECTED FINANCIAL DATA

                                                                   Year ended              Year ended
                                                               December 31, 2002      December 31, 2001 (b)
-------------------------------------------------------------------------------------------------------------
Revenues:
Suite revenue                                                   $    102,895,689       $     10,022,272
Interest income and other revenue                                      4,617,040              2,419,499
                                                               ----------------------------------------------
Total revenue                                                   $    107,512,729       $     12,441,771
Expenses:
Hotel expenses                                                  $     59,161,107       $      5,624,836
Taxes, insurance and other                                             6,578,038                552,734
General and administrative                                             1,943,257                491,009
Depreciation                                                           7,561,545              1,084,933
Interest and other expenses                                     $     13,128,354              1,371,540
                                                               ----------------------------------------------
Total expenses                                                  $     88,372,301              9,125,052
                                                               ----------------------------------------------
Net income                                                      $     19,140,428       $      3,316,719
-------------------------------------------------------------------------------------------------------------
Extraordinary item                                                       273,789                     --
                                                               ----------------------------------------------
Net income after extraordinary item                             $     18,866,639       $      3,316,719

Weighted-average common shares outstanding - basic              $     21,557,041              6,334,168
-------------------------------------------------------------------------------------------------------------
Balance Sheet Data
Cash and cash equivalents                                       $    125,521,805       $     15,468,841
Investment in hotels, net                                       $    388,033,707       $    121,078,235
Total assets                                                    $    557,754,100       $    178,381,287
Notes payable - secured                                         $    269,296,791       $     52,874,346
Shareholders' equity                                            $    262,981,700       $    120,460,971
-------------------------------------------------------------------------------------------------------------

Other Data
Cash flow from:
   Operating activities                                         $     24,002,069       $      4,694,360
   Investing activities                                         $    (28,256,546)      $   (108,918,125)
   Financing activities                                         $    114,307,441       $    119,692,506
Number of hotels owned at end of period                                       48                     10
Number of hotel suites owned at year-end                        $          5,767                  1,150
-------------------------------------------------------------------------------------------------------------
Funds From Operations Calculation
Net income before extraordinary items                           $     19,140,428       $      3,316,719
   Depreciation of real estate                                  $      7,561,545       $      1,084,933
   Other                                                        $        450,000       $          1,600
Funds from operations  (a)                                      $     27,151,973       $      4,403,252

(a) Funds from operations ("FFO") is defined as net income (computed in accordance with generally accepted accounting principles - GAAP) excluding gains and losses from sales of depreciable property, plus depreciation of real estate, certain start-up costs, and other various costs. In 2002, these costs consisted entirely of imputed interest expense related to the acquisition of Res I Partnership in the first quarter. We consider evaluating property acquisitions and our operating performance and believe that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of our activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.

(b) We were initially capitalized on January 17, 2001; however, operations did not commence until September 7, 2001.

The selected financial data should be read in conjunction with the financial statements and related notes of the Company included under Item 8 of this report.


Item 7. Management's Discussions and Analysis of Financial Condition And Results of Operations

General

We are a real estate investment trust ("REIT") that owns upper-end, extended-stay hotels. We were formed on January 17, 2001, with the first investor closing commencing on May 1, 2001.

We own forty-eight hotels, with a total of 5,767 suites. We acquired ten of the hotels in September 2001 from Crestline Capital Corporation and certain of its subsidiaries. The following table summarizes the locations of and number of suites at these ten hotels (collectively, the "Crestline Portfolio"):

Location of hotels              # of Suites      Location of hotels             # of Suites
-------------------------------------------------------------------------------------------
Montgomery, Alabama              94              Atlanta/Hapeville, Georgia       126
Bakersfield, California         114              Boston, Massachusetts            130
Concord, California             126              Cincinnati, Ohio                 118
San Ramon, California           106              Dallas, Texas                    120
Meriden, Connecticut            106              Houston, Texas                   110
                                                                                -----
                                                 Total                          1,150

Fifteen of our hotels were acquired effective February 22, 2002, in a transaction described below under "Recent Acquisition-Res I Portfolio." The following table summarizes the location of and number of suites at these fifteen hotels (the "Res I Portfolio"):

Location of hotels              # of Suites      Location of hotels             # of Suites
-------------------------------------------------------------------------------------------
Costa Mesa, California          144              Southfield, Michigan             144
La Jolla, California            288              Chesterfield, Missouri           104
Long Beach, California          216              St. Louis-Galleria, Missouri     152
Boulder, Colorado               128              Cincinnati, Ohio                 144
Atlanta-Buckhead, Georgia       136              Columbus, Ohio                    96
Atlanta-Cumberland, Georgia     130              Dayton-North, Ohio                64
Atlanta-Dunwoody, Georgia       144              Dayton-South, Ohio                96
Chicago, Illinois               144                                             -----
                                                 Total                          2,130

Our remaining twenty-three hotels were acquired in August 2002, in a transaction described below under "Recent Acquisitions during 2002". The following table summarizes the location of and number of suites at these twenty-three hotels (the "Res II Portfolio"):

Location of hotels              # of Suites      Location of hotels             # of Suites
-------------------------------------------------------------------------------------------
Akron, Ohio                     112              Kalamazoo, Michigan               83
Arcadia, California             120              Las Vegas, Nevada                192
Birmingham, Alabama             128              Lubbock, Texas                    80
Boca Raton, Florida             120              Memphis, Tennessee               105
Boston, Massachusetts            96              Pensacola, Florida                64
Charlotte, North Carolina        91              Philadelphia, Pennsylvania        88
Chicago-Deerfield, Illinois     128              St. Petersburg, Florida           88
Placentia, California           112              Santa Fe, New Mexico             120
Columbia, South Carolina        128              Shreveport, Louisiana             72
Greensboro, North Carolina      128              Spartanburg, South Carolina       88
Irvine, California              112                                             -----
Jackson, Mississippi            120              Total                          2,487
Jacksonville, Florida           112

As of December 31, 2002, we were externally-advised and had contracted with ASA to manage our day-to-day operations and make investment decisions. Concurrent with our merger with Apple Suites on January 31, 2003, our advisory agreement with ASA was terminated and no further advisory fees were due under that agreement.

As of December 31, 2002, we had contracted with ASRG to provide brokerage services for the acquisition and disposition of our real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. For the year ended December 31, 2002 and the period January 17, 2001 through December 31, 2001, ASRG earned $5,866,784 and $2,380,000, respectively, under this agreement. ASRG is owned by Mr. Glade M. Knight, our Chairman. Concurrent with our merger with Apple Suites on January 31, 2003, our agreement with ASRG was terminated.


Recent Acquisitions during 2002

Recent Acquisition - Res I Portfolio
During the first quarter of 2002, we acquired, through subsidiaries, Marriott Residence Inn Limited Partnership, which owns fifteen (15) extended-stay hotels. For simplicity, this entity will be referred to as the "Res I Partnership." Although the acquisition was conducted through a merger in which our subsidiaries acquired the Res I Partnership, the purpose and result was acquisition of the hotels. Each hotel operates as part of the Residence Inn(R) by Marriott(R) franchise system.

The gross purchase price for the acquisition was approximately $133.4 million. The purchase price, as adjusted at closing, was paid through a combination of transactions. In November 2001, we made a deposit of $35 million, which was applied toward the purchase price at closing. In addition, we made a cash payment of approximately $7 million at closing. To satisfy the remainder of the purchase price, we received a credit at closing equal to the unpaid balance of existing loans, which were secured by the hotels. These secured loans have been subsequently refinanced and are an obligation of the Res I Partnership. We also used the proceeds of our offerings to pay 2% of the total gross purchase price, which equals $2,667,052, as a commission to ASRG.

Further details about the refinance are provided under "Notes Payable" in Note 3 of the "Notes to Financial Statements" in Item 8.


Recent Acquisition - Res II Portfolio
On August 28, 2002, we acquired, through subsidiaries, Marriott Residence Inn II Limited Partnership, which has direct or indirect ownership of 23 extended-stay hotels. For simplicity, this entity will be referred to as the "Res II Partnership." Although the acquisition was conducted through a merger in which our subsidiaries acquired the Res II Partnership, the purpose and result was our acquisition of the hotels. Each hotel operates as part of the Residence Inn(R) by Marriott(R) franchise system.

The purchase price for the acquisition was approximately $136 million, net of cash acquired of $24 million. The purchase price, as subject to certain adjustments at closing, was satisfied through a combination of transactions. They included the assumption of the existing loan in the approximate amount of $132 million (representing outstanding principal and interest as of August 31, 2002), which is secured by the hotels owned directly by the Res II Partnership, together with a cash payment for the net balance of the purchase price (after credit for a deposit of $3 million, with interest, and certain other cash balances). The source for the cash payment was our second offering of Units, plus funds raised in our initial offering, which ended as of May 29, 2002.

The secured loan continues to be an obligation of the Res II Partnership.

We also used the proceeds of our Offerings to pay 2% of the total base purchase price, which equals $3,199,732, as a commission to ASRG.

Further details about the secured loans are provided in Note 3 to "Notes to the Financial Statements" in Item 8.


Related Party Transactions

We have significant transactions with related parties. These transactions cannot be construed to be arms-length and the results of our operations may be different if these transactions were conducted with non-related parties.

As of December 31, 2002, we had contracted with ASRG to provide brokerage services for the acquisition and disposition of our real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. For the year ended December 31, 2002 and the period January 17, 2001 through December 31, 2001, ASRG earned $5,866,784 and $2,380,000, respectively, under this agreement. ASRG is owned by Mr. Glade M. Knight, our Chairman. Concurrent with our merger with Apple Suites on January 31, 2003, our agreement with ASRG was terminated.

As of December 31, 2002, we had contracted with ASA to advise and provide us day-to-day management services and due diligence services on acquisitions. In accordance with the contract, we paid ASA a fee equal to 0.1% to 0.25% of total equity contributions we received in addition to certain reimbursable expenses. For the year ended December 31, 2002 and the period January 17, 2001 through December 31, 2001, ASA earned $568,170 and $157,350, respectively, under this agreement. Concurrent with our merger with Apple Suites on January 31, 2003, our advisory agreement with ASA was terminated and no further advisory fees were due under that agreement. To implement the termination of the advisory agreement, we purchased ASA. We acquired all of Mr. Glade M. Knight's stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement. Mr. Knight received a cash payment of $2 million and a non-interest-bearing promissory note, due four years after the merger, in a principal amount of $4.48 million. Also in connection with our merger and the termination of the advisory agreement with ASA, our outstanding Series B convertible preferred shares were exchanged for 1,272,000 newly created Series C convertible preferred shares which have the same voting and dividend rights as if they had already been converted into 1,272,000 common shares.

Mr. Knight also serves as the Chairman and Chief Executive Officer of Cornerstone Realty Income Trust, Inc., an apartment REIT. Mr. Knight was Chairman and Chief Executive Officer of Apple Suites prior to our merger with it. (Refer to the Subsequent Events section of Item 7. Management's Discussion and Analysis for further information about the merger with Apple Suites).

Apple Suites issued 240,000 Class B convertible preferred shares, consisting of 202,500 shares to Mr. Knight, and a combined 37,500 Class B convertible preferred shares to two other individuals. Apple Suites issued the Class B convertible preferred shares before the initial closing of its minimum offering of $30,000,000, in exchange for payment of $0.10 per Class B convertible preferred share, or an aggregate of $24,000. In January 2003, our shareholders and the shareholders of Apple Suites approved our acquisition of Apple Suites (see Note 12 to the Notes to Financial Statements). In connection with this merger, all of the Apple Suites 240,000 Class B convertible preferred shares converted to 480,000 common shares of the Company. We will recognize expense in our Income Statement in the first quarter of 2003 related to this conversion.

Incentive Management Fees
Our hotels are subject to management agreements under which Residence Inn(R) by Marriott(R), Inc. (the "Manager") manages the Company's hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of the Manager of up to an additional 50 years. The agreements generally provide for payment of base management fees, which are calculated annually and are generally 3% of sales, and incentive management fees, which are generally equal to 15% to 20% of operating profit (as defined in the management agreements) over a priority return (as defined in the management agreements) to the Company. Incentive fees are payable only to the extent of cash flow from the properties as described in the management agreement on a portfolio basis. We have three portfolios with separate incentive management agreements which are subject to this calculation. We record incentive management fee exposure when it is considered probable that these fees will be paid. See "Expenses" under Results of Operations below for further discussion.

Results of Operations

Revenues

Our principal source of revenue is hotel suite revenue. For the year ended December 31, 2002 and the period September 7, 2001 through December 31, 2001, we had suite revenue and other revenue of $102,895,689 and $10,022,272, and $3,324,115 and $414,493, respectively. The increase in revenues is attributable to the acquisitions of 38 hotels in 2002, as well as the full year of operations of the ten properties acquired in 2001. For those same periods, the hotels achieved average occupancy of 78% and 76%, ADR of $92 and $102 and REVPAR of $71 and $78, respectively.

For the year ended December 31, 2002 and the period January 17, 2001 through December 31, 2001, we had interest income of $1,292,925 and $2,005,006, respectively. Interest income for the twelve months ended December 31, 2002 represents excess cash, invested in short term money market instruments; whereas interest income for the period January 17, 2001 through December 31, 2001 represents excess cash, invested in short term money market instruments and interest earned from the 12% promissory note with Crestline Capital Corporation.

Expenses

Interest expense was $13,128,354 and $1,371,540, respectively, for the year ended December 31, 2002 and the period January 17, 2001 through December 31, 2001. Interest expense for the year ended December 31, 2002, represents interest on the 8.08%, $53 million promissory note assumed in conjunction with the Crestline acquisition, interest expense on the 8.6%, $71 million promissory note and 15.25%, $21 million promissory note assumed in conjunction with the Res I Partnership acquisition, interest expense on the refinance of the Res I Partnership acquisition debt in the amount of $83 million at a fixed interest rate of 7.4%, and interest expense on the 8.85%, $130 million promissory note assumed in conjunction with the Res II Partnership acquisition. Interest expense for the period January 17, 2001 through December 31, 2001 represents interest on the 8.08% $53 million promissory note.

Depreciation expense for the year ended December 31, 2002 and the period January 17, 2001 through December 31, 2001 was $7,561,545 and $1,084,933, respectively.
Depreciation expense for 2002 represents expense of our 48 hotels and related personal property, and expense for 2001 represents expense of the 10 hotels and related personal property for September 7, 2001 through December 31, 2002.

Taxes, insurance and other expense for the year ended December 31, 2002 and the period January 17, 2001 through December 31, 2001 was $6,578,038 or 6% of our suite revenue and $552,734 or 6% of our suite revenue, respectively.

General and administrative expenses for the year ended December 31, 2002 and for the period January 17, 2001 through December 31, 2001 were $1,943,257 or 2% of our suite revenue and $491,009 or 5% of our suite revenue, respectively. This percentage decreased as our asset base grew during 2002.

Hotel operating expenses totaled $24,816,733 or 24% of our suite revenue and $2,262,543 or 23% of our suite revenue for the year ended December 31, 2002 and the period January 17, 2001 through December 31, 2001, respectively.

Our hotels are subject to management agreements under which the Manager manages our hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of the Manager of up to an additional 50 years. The agreements generally provide for payment of base management fees, which are calculated annually and are generally 3% of sales, and incentive management fees, which are generally equal to 15% to 20% of operating profit (as defined in the management agreements) over a priority return (as defined in the management agreements) to us. Total incentive management fees may not exceed 20% of cumulative operating profit, or 20% of current year operating profit. Incentive management fees are currently payable only if and to the extent there is sufficient cash flow from the hotels after consideration of qualifying debt service and after consideration to a priority return on investment, including property improvements. Amounts not currently payable are deferred and are payable in future years only if and to the extent there is sufficient cash flow from future operations or upon sale or refinancing of the hotels after consideration to a priority return to us (as defined in the management agreements), which is generally 12%. In the event of early termination of the management agreements, the Manager will receive additional fees based on the unexpired term and expected future base and incentive management fees. We have the option to terminate the management agreements if specified performance thresholds are not satisfied.

Incentive fees are payable on a portfolio by portfolio basis. We have three portfolios with separate management agreements which are subject to this calculation. We record incentive management fee exposure when it is considered probable that these fees will be paid. We have recorded the full amount of deferred incentive management fees on the Res III portfolio. We have not recorded any deferred incentive management fees for the Res I and Res II portfolios.

We have acquired our hotels in three separate transactions, ("Res I" - purchased February 2002, "Res II" - purchased August 28, 2002, and "Res III" - purchased September 2001). In the Res I and Res II purchases, we assumed the amended and restated management agreements in effect with the Manager by the prior owner and we assumed deferred incentive management fees totaling $6.7 million and $7.0 million, respectively, at the date of the respective acquisitions. Additionally, we assumed the cost basis of $187 and $243 million for Res I and Res II, respectively, and the holding period of the prior owner for purposes of calculating the priority returns upon sale of the properties. We paid approximately $132 and $161 million for Res I and Res II, respectively.

The following table summarizes deferred incentive management fees ("DIMF") under these management agreements (dollars in millions).

                       IMF                          2002             Amount accrued
            DIMF       Accumulated         Total    IMF      Total   in Consolidated
            Assumed    Post-Acquisition    IMF      Paid     DIMF    Balance Sheet
            -------------------------------------------------------------------------
Res I       $ 6.7      $2.4                $ 9.5    $ 0      $ 9.5        $ 0
Res II        7.0        .9                  7.9      0        7.9          0
Res III         0       1.2                  1.2     .5         .7         .7
            -------------------------------------------------------------------------
Total       $13.7      $4.5                $18.6    $.5       18.1        $.7

No amounts of DIMF were recorded upon the acquisition of Res I and Res II as the fair value of these amounts were not readily determinable and payment was not considered probable.

Pursuant to the terms of the management agreements, the Manager also furnishes the hotels with certain chain services which are generally provided on a central or regional basis to all hotels in the Marriott

International hotel system. Chain services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries on a fair and equitable basis. In addition, our hotels participate in the Marriott Rewards program. The cost of this program is charged to all hotels in the Marriott International hotel system.

The lessees are obligated to provide the Manager with sufficient funds, generally 5% of revenue, to cover the cost of replacements and renewals to the hotels' property and improvements. Under certain circumstances, the lessees will be required to establish escrow accounts for such purposes under terms outlined in the agreements. To the extent the lessees are not required to fund such amounts into escrow accounts, the lessees remain liable to make such fundings in the future. The lessees are obligated under these management agreements to fund FF&E requirements in excess of amounts placed in restricted cash accounts, which as of December 31 had aggregate balances of $18.6 million.

In addition to management fees, we also pay each hotels' pro rata share of the Manager's actual costs and expenses incurred in providing certain chain services on a central or regional basis to all the hotels operated by the Manager or other Marriott affiliate. Chain services include central training and development; computerized payroll and accounting services; and such additional central or regional services performed on a centralized basis. For the year ended December 31, 2002, and for the period January 17, 2001 through December 31, 2001, we had incurred $1,736,168 and $233,643, respectively, in chain services.

The management agreements also provide for payments of costs associated with certain system-wide advertising, promotional and public relations materials and programs and the operational costs of reservation systems. Each hotel pays two and one-half percent (2.5%) of suite revenues to this marketing fund. For the year ended December 31, 2002 and the period January 17, 2001 through December 31, 2001, we had incurred $2,572,393 and $250,557, respectively, in marketing fees.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents totaled $125,521,805 at December 31, 2002, as compared to 15,468,841 at December 31, 2001. We plan to use this cash for future acquisition costs, renovations, distributions to shareholders and debt service and to fund general corporate expenses.

Equity

From the initial closing, through the period ended December 31, 2002, we sold 30,157,931 Units (3,157,895 units at $9.50 per Unit and 27,000,036 Units at $10 per Unit) to our investors, including Units sold through the reinvestment of distributions. The total gross proceeds from the Units sold were $300,000,360 which netted us $268,131,348 after the payment of selling commissions and other offering costs.

We are committed, under our management agreements, to fund 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures and equipment. For the twelve months ended December 31, 2002, $18,640,007 was held by the Manager for furniture, fixtures and equipment reserve.

Notes payable

Res I Portfolio

The Res I Partnership, which we acquired through subsidiaries in connection with the Res I Portfolio, was the borrower under secured loans from two lenders (with one being the senior lender and the other being the subordinate lender). The senior lender was LaSalle Bank National Association as Trustee for Mortgage Pass-Through Certificates Series 1996-2. The senior lender held separate loans for each hotel in the aggregate original principal amount of $100 million. Each loan held by the senior lender is secured by a first mortgage on the hotel involved and by a related first priority security interest in the rents, revenues and other personal property of such hotel. At acquisition, the aggregate unpaid principal balance of these senior loans was $70,868,403. Each senior loan bore interest at an annual rate of 8.60% and had a maturity date of September 30, 2002. The aggregate monthly payment under the senior loans was $874,163. The loan was repaid in full at maturity from proceeds of the Offering and the refinancing. The subordinate lender is LaSalle Bank National Association, as Indenture Trustee for Benefit of the holders of iStar Asset Receivables Trust Collateralized Mortgage Bonds Series 2000-1. The subordinate lender held a loan in the original principal amount of $30 million. The subordinate loan was secured by a subordinate mortgage on the hotels and by related second priority security interests in the rents, revenues and other personal property of the hotels. At acquisition, the unpaid principal balance of the subordinate loan was $20,734,191. The subordinate loan bore interest at an annual rate of 15.25% and required monthly payments of $400,590. The maturity date was September 30, 2002. The loan was repaid in full at maturity from proceeds of the Offering and the refinancing.

On September 20, 2002, we refinanced the aforementioned secured loans. Upon closing, we paid approximately $89 million in balloon payments, with approximately $69 million paid to the senior lender and approximately $20 million paid to the subordinate lender in order to terminate the loans. The new secured note calls for two separate pools of loans with 10 loans in one pool and 5 loans in the other. The term of the note is 10 years with a 25 year amortization. The rate is 7.4% per annum and payments are made in monthly installments, including principal and interest. The loans mature in October 2012 with an aggregate balloon payment of approximately $67 million due at closing. On December 31, 2002, the unpaid principal balance was $82,824,292.

Res II Portfolio

Effective August 28, 2002, we acquired from Host Corporation and certain subsidiaries, twenty-three hotels, and in conjunction with the acquisition, assumed a mortgage note of approximately $132 million. The note bears interest in the amount of 8.85% per annum and matures in March 2006 with an aggregate balloon payment of approximately $122 million. The note is payable in monthly installments, including principal and interest. On December 31, 2002, the unpaid principal balance was $130,046,120.

Crestline Portfolio - Res III

In conjunction with our 2001 acquisitions of the Crestline portfolio, we assumed a $53 million promissory note. The note bears a fixed interest rate of 8.08% per annum and is secured by the 10 hotels. The maturity date is January 2010, with a balloon payment of $35.4 million. The loan is payable in monthly installments, including principal and interest. On December 31, 2002, the unpaid principal balance was $51,277,768.

Lease commitments

We and our subsidiaries lease certain equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. The leases on most of the properties contain renewal options.

Following is a summary of future minimum payments that have initial or remaining non-cancelable lease terms subsequent to December 31, 2002:

Year                                        Total
-------------------------------------------------
2003                                     $559,205
2004                                      288,459
2005                                       39,195
2006                                       31,574
2007                                        8,043
-------------------------------------------------

Total minimum lease payments             $926,476
Less: imputed interest                    (65,624)
                                         $860,852
-----------------------------------------========

Capital requirements

Our dividend distribution policy is at the discretion of the board of directors and depends on several factors. The distribution for the year ended December 31, 2002 was at a rate of $1.00 per unit outstanding.

In January 2003, we declared a special dividend related to the acquisition of Apple Suites, of $0.497 per share to shareholders of record on January 20, 2003. The dividend, which approximated $15 million, was paid on February 3, 2003.

In general, we expect capital resources to be adequate to meet our cash requirements in 2002.

We have ongoing capital commitments to fund our capital improvements. Through the lessee, we are required, under all three management agreements with the Manager, to make available to the lessee, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 5% of gross revenues provided that such amount may be used for our capital expenditures with respect to the hotels. We expect that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain our hotels in a competitive condition.

It is anticipated that revenues generated from hotels and equity funds will be used to meet normal hotel operating expenses, make principal payments on the notes assumed with the 2001 and 2002 acquisitions, and make payment of distributions.

Market Risk Disclosure

Our market risk is exposure to changes in mortgage interest rates related to the assumption of the mortgage note and interest rates on short-term investments. The interest rate of the debt related to the Res III portfolio, Res II portfolio and Res I portfolio is 8.08%, 8.85%, and 7.4%, respectively. If market interest rates for fixed-rate debt were 100 basis points higher at December 31, 2002, the fair value of the fixed-rate debt for the Res III portfolio, Res II portfolio and Res I portfolio would have decreased from $51.2 million to $49.0 million, $135 million to $132 million, and $82.8 million to $78.1 million, respectively. If market interest rates for fixed-rate debt were 100 basis points lower at December 31, 2002, the fair value of the fixed-rate debt for the Res III portfolio, Res II portfolio and Res I portfolio would have increased from $51.2 million to $53.9 million, $135 million to $139 million and $82.8 million to $89.2 million, respectively. We invested proceeds from our "best efforts" offering in short-term money market investments pending acquisitions. If short-term market interest rates had been 100 basis points higher on average during 2002, the interest income would have increased by approximately $65,000. If short-term market interest rates had been 100 basis points lower on average during 2002, the investment income would have decreased by approximately $65,000. We intend to invest this money in real estate assets as suitable opportunities arise.

Impact of inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators' ability to raise room rates. Currently we are not experiencing any material impact from inflation.

Seasonality

The hotel industry historically has been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of the year. Seasonal variations in occupancy at our hotels may cause quarterly fluctuations in our revenues, particularly during the fourth quarter. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, we expect to utilize cash on hand to make distributions.

We believe our liquidity and capital resources are adequate to meet our cash requirements for the foreseeable future.

Critical Accounting Policies

The following contains a discussion of what we believe to be critical accounting policies. These items should be read to gain a further understanding of the principals used to prepare our consolidated financial statements. These principles include application of judgment; therefore, changes in judgments may have a significant impact on our reported results of operations and financial condition.

Capitalization Policy

We consider expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $300, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, with the aggregate cost of the group purchase being at least $750, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; and (3) for major repairs to buildings, furniture, fixtures and equipment, the repair must be at least $2,000, and the useful life of the asset must be substantially extended. Capitalized expenditures for the year ended December 31, 2002 and the period September 7, 2001 through December 31, 2001 were $5,591,354 and $783,168, respectively.

Most repair costs are considered routine repair and replacement costs and are expensed as incurred to hotel operating expenses. For the year ended December 31, 2002 and the period September 7, 2001 through December 31, 2001, we incurred $3,026,521 and $280,361, respectively, in repair and replacement expense.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement for Financial Accounting Standards
(SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles," effective for fiscal years beginning after December 15, 2001. Under new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We adopted these new accounting standards beginning the first quarter of fiscal 2002. The adoption of these standards will not have a material impact on our financial statements.

In August 2001, the FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Statement supercedes Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and APB Opinion No.30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for segments of a business to be disposed of. SFAS No. 144 retains the requirements of Statement 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121. This statement became effective January 1, 2002. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

Impact of Recently Issued Accounting Standards
In April 2002, the FASB issued Statement 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction" ("SFAS No. 145"). Statement 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. Apple Hospitality reported the early extinguishment of the Res I debt as an extraordinary item for 2002. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will require the Company to reclassify prior period items into continuing operations, including those recorded in the current period, that do not meet the extraordinary classification. Additionally, future gains and losses related to debt extinguishment may be required to be classified in income from continuing operations. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 became effective in fiscal years beginning after May 15, 2002. The Company, from time to time, incurs such charges and is currently assessing the impact that this statement will have on its consolidated financial position or results of operations.

Subsequent Events

Merger with Apple Suites, Inc.

We also entered into a merger agreement with Apple Suites on October 23, 2002. Effective January 31, 2003, Apple Suites merged with and into Hospitality Acquisition Company, our wholly-owned subsidiary. Apple Suites owned, either directly or through its subsidiaries, a total of 17 upper-end extended-stay hotels throughout the United States, which comprised a total of 1,922 suites. The merger did not change the management positions Mr. Glade M. Knight held with us prior to the merger nor did our boards of directors change as a result of the merger.

Pursuant to the merger, each Apple Suites common share, issued and outstanding immediately prior to the effective date of the merger, was converted into the right to receive either: (i) one Unit of the Company, consisting of one common share of the Company and one Series A preferred share of the Company; or (ii) if the holder of a Apple Suites common share elected, $10.00 in cash, subject to a limit on the total amount of cash to be paid in the merger. As a result of the merger, holders of Apple Suites common shares received a total of 10,883,544 Units and approximately $17.8 million in cash, and the Company assumed Apple Suites' liability and paid certain merger costs. We funded the cash portion of the merger consideration with available cash.

In addition, each Apple Suites Class B convertible share owned by Mr. Knight and two other individuals, issued and outstanding immediately prior to the effective time of the merger, was converted into Units. As a result, holders of Apple Suites Class B convertible shares received a total of 480,000 Units in the Merger. Apple Suites will recognize expense of approximately $3.8 million in its Income Statement in the first quarter of 2003 related to this conversion.

Also in connection with this transaction, the Company terminated its advisory contract with ASA and became self-advised. To implement the termination of the advisory agreement, we purchased ASA. We acquired all of Mr. Glade M. Knight's stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement. Mr. Knight received a cash payment of $2 million and a non-interest-bearing promissory note, due four years after the merger, in a principal amount of $4.48 million. The Company will recognize an expense related to this transaction in the first quarter of 2003.

In addition, 1,272,000 newly created Series C convertible preferred shares were issued in exchange for outstanding Series B convertible preferred shares. Holders of Series B convertible preferred shares would have otherwise been entitled to receive 1,272,000 Units upon conversion of their Series B convertible preferred shares in connection with the termination of the advisory agreement with ASA and termination of the brokerage service agreement with ASRG. The new Series C convertible preferred shares have a liquidation preference comparable to the Series B convertible preferred shares, in that holders of Series C convertible preferred shares receive no payments in a liquidation for their Series C convertible preferred shares until holders of Units are paid in full for their Series A preferred shares. The Series C convertible preferred shares will also have the same voting rights and rights to receive dividend distributions as if they had already been converted to common shares.

Other Acquisition
Effective January 3, 2003, the Company acquired a Residence Inn(R) by Marriott(R) hotel in Redmond, Washington, which contains 180 suites and was in operation when acquired. The hotel offers one and two room suites with the amenities generally offered by upscale extended-stay hotels. It is located in a developed area near Seattle, Washington.

The gross purchase price for the hotel was $32,550,000. This amount was satisfied at closing by cash payments and other adjustments in the approximate amount of $12,550,000 and the assumption of existing secured debt.

AHT Redmond, Inc., which was formed to acquire the hotel, has assumed existing debt secured by the hotel. The lender is Wells Fargo Bank Minnesota, National Association, as Trustee for the registered holders of GMAC Commercial Mortgage Securities, Inc., Mortgage Pass Through Certificates, Series 2002-C3, as serviced by GMAC Commercial Mortgage Corporation.

The principal balance of the assumed debt as of the closing date was approximately $20,000,000, which bore interest at 8.375%. The debt is evidenced by a promissory note, dated November 28, 2000, in the original principal amount of $20,500,000. The promissory note provides for a maturity date of December 1, 2025.


Item 7A.   Quantitative and Qualitative Disclosure about Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2002, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8.    Financial Statements and Supplementary Data


                          Independent Auditors' Report

The Board of Directors and Shareholders
Apple Hospitality Two, Inc.

We have audited the accompanying consolidated balance sheets of Apple Hospitality Two, Inc. (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2002 and for the period from January 17, 2001 (initial capitalization) through December 31, 2001. Our audits also included the financial statement schedule listed in the Index of Item 15(a). These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Hospitality Two, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the year ended December 31, 2002 and for the period January 17, 2001 (initial capitalization) through December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                /s/ Ernst & Young LLP

Richmond, Virginia
February 28, 2003

                                Apple Hospitality
                           Consolidated Balance Sheets

                                                                                December 31, 2002    December 31, 2001
ASSETS
Investment in hotels,
 net of accumulated depreciation of $8,646,478 and $1,084,933, respectively     $     388,033,707    $     121,078,235
Cash and cash equivalents                                                             125,521,805           15,468,841
Restricted cash:
  Deposit for potential acquisition                                                            --           35,000,000
  Furniture, fixtures & equipment escrow                                               18,640,007            2,254,674
  Debt service & other escrows                                                          7,350,048            1,857,154
  Distributions held for prior limited partners                                        10,587,197                    -
Due from third party manager, net                                                       2,873,729              860,229
Deferred financing costs, net                                                           1,192,122                    -
Other assets                                                                            3,555,485            1,862,154
                                                                                -----------------    -----------------
Total Assets                                                                    $     557,754,100    $     178,381,287
                                                                                =================    =================

LIABILITIES
Notes payable-secured                                                           $     269,296,791    $      52,874,346
Capital lease obligations                                                                 860,852              276,135
Accounts payable & accrued expenses                                                     4,577,942              934,198
Accounts payable-prior limited partners                                                10,587,197                    -
Interest payable                                                                        1,319,411              367,888
Account payable-affiliate                                                                 156,124              261,330
Distributions payable                                                                   7,259,218            3,001,721
Deferred incentive management fees payable                                                714,865              204,698
                                                                                -----------------    -----------------
Total Liabilities                                                                     294,772,400           57,920,316

SHAREHOLDERS' EQUITY
Preferred stock, no par value, authorized
  15,000,000 shares; none issued or outstanding                                                --                    -
Series B preferred convertible stock, no par value,
  authorized 240,000 shares; issued and
  outstanding 240,000 shares                                                               24,000               24,000
Common stock, no par value, authorized 200,000,000
  shares; issued and outstanding 30,157,931 shares, and
  13,907,733 shares, respectively                                                     268,131,348          122,889,057
Distributions greater than net income                                                  (5,173,648)          (2,452,086)
                                                                                -----------------    -----------------
Total Shareholders' Equity                                                            262,981,700          120,460,971
                                                                                -----------------    -----------------
Total Liabilities and Shareholders' Equity                                      $     557,754,100    $     178,381,287
                                                                                =================    =================

See notes to consolidated financial statements.

                           Apple Hospitality Two, Inc.
                         Consolidated Income Statements

                                                                                       January 17, 2001
                                                                                   (initial capitalization)
                                                               Year ended                  through
                                                            December 31, 2002         December 31, 2001
 REVENUES:
  Suite revenue                                             $   102,895,689           $    10,022,272
  Other revenue                                                   3,324,115                   414,493
      Total revenues                                            106,219,804                10,436,765
 EXPENSES:
  Operating expenses                                             24,816,733                 2,262,543
  Hotel administrative expense                                   11,865,401                 1,068,709
  Sales and marketing                                             5,975,943                   482,086
  Utilities                                                       4,554,053                   422,565
  Repair & maintenance                                            3,026,521                   280,361
  Franchise fees                                                  4,092,522                   400,888
  Management fees                                                 3,093,766                   474,041
  Chain services                                                  1,736,168                   233,643
  Taxes, insurance and other                                      6,578,038                   552,734
  General and administrative                                      1,943,257                   491,009
  Depreciation of real estate owned                               7,561,545                 1,084,933
      Total expenses                                             75,243,947                 7,753,512
                                                            ---------------           ---------------
  Operating income                                               30,975,857                 2,683,253

  Interest income                                                 1,292,925                 2,005,006
  Interest expense                                              (13,128,354)               (1,371,540)
                                                            ---------------           ---------------
    Net income before extraordinary item                         19,140,428                 3,316,719

Extraordinary item:
   Early extinguishment of debt                                    (273,789)                        -
                                                            ---------------           ---------------
    Net income                                                   18,866,639                 3,316,719
                                                            ===============           ===============

 Basic and diluted earnings per common share, before
   extraordinary item                                       $          0.89           $          0.52
 Effect of extraordinary item                                         (0.01)                        -
                                                            ---------------           ---------------
 Basic and diluted earnings per common shares,
  after extraordinary item                                  $          0.88                      0.52

Weighted average shares outstanding                              21,557,041                 6,334,168

Distributions declared per common share                     $          1.00           $          0.75

See notes to consolidated financial statements.

                           APPLE HOSPITALITY TWO, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                Series B Preferred
                                                 Convertible Stock   Common Stock                   Distributions
                                               ----------------------------------                      Greater           Total
                                                Number                  Number                           Than         Shareholders'
                                               of Shares     Amount    of Shares       Amount         Net Income         Equity
                                               ------------------------------------------------------------------------------------
Balance at January 17, 2001, initial
 capitalization                                        -   $      -            10   $        100    $           -   $           100

Net proceeds from the sale of common shares            -          -    13,790,565    121,834,539                -       121,834,539
Common shares issued through reinvestment of
 distributions                                         -          -       117,158      1,054,418                -         1,054,418
Issuance of Series B preferred convertible
 shares                                          240,000     24,000             -              -                -            24,000
Net income                                             -          -             -              -        3,316,719         3,316,719
Cash distributions declared to shareholders
 ($.75 per share)                                      -          -             -              -       (5,768,805)       (5,768,805)
                                               ------------------------------------------------------------------------------------
Balance at December 31, 2001                     240,000     24,000    13,907,733    122,889,057       (2,452,086)      120,460,971

Net proceeds from the sale of common shares            -          -    15,506,697    137,807,278                -       137,807,278
Common shares issued through reinvestment of
 distributions                                         -          -       743,501      7,435,013                -         7,435,013
Net income                                             -          -             -              -       18,866,639        18,866,639
Cash distributions declared to shareholders
 ($1.00 per share)                                     -          -             -              -      (21,588,201)      (21,588,201)
                                               ------------------------------------------------------------------------------------
Balance at December 31, 2002                     240,000   $ 24,000    30,157,931   $268,131,348    $  (5,173,648)  $   262,981,700
                                               ====================================================================================

See notes to consolidated financial statements.

                           APPLE HOSPITALITY TWO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    January 17, 2001
                                                                                                        (initial
                                                                                                    capitalization)
                                                                               Year ended               through
                                                                            December 31, 2002      December 31, 2001
Cash flow from operating activities:

Net income                                                                  $  18,866,639           $     3,316,719
Depreciation of real estate owned                                               7,561,545                 1,084,933
Accretion of fair value adjustment to mortgage notes payable                     (721,528)                        -
Amortization of deferred financing costs                                           32,282                         -
Imputed interest                                                                  450,000                         -
Changes in operating assets and liabilities (excluding effects of acquisitions)
    Due from third party manager                                               (2,013,500)                 (289,229)
    Deferred incentive management fee                                             510,167                   204,698
    Debt service and other escrows                                               (721,361)                        -
    Other assets                                                               (1,268,024)                  101,730
    Accounts payable-affiliates                                                  (105,206)                  261,330
    Accrued interest                                                              951,523                   367,888
    Accrued expenses                                                              459,532                  (353,709)
                                                                            ---------------------------------------

                Net cash provided by operating activities                      24,002,069                 4,694,360

Cash flow from investing activities:

    Increase in cash restricted for capital improvements                       (5,223,321)                 (862,179)
    Net cash paid for acquisitions                                            (13,421,611)              (71,599,214)
    Capital improvements                                                       (6,802,614)                 (572,636)
    Deposits on capital improvement projects                                   (2,809,000)                        -
    Deposit for potential acquisition                                                   -               (35,000,000)
    Cash paid for pre-acquisition costs                                                 -                  (884,096)
                                                                            ---------------------------------------

                  Net cash used in investing activities                       (28,256,546)             (108,918,125)

Cash flow from financing activities:

Proceeds from mortgage notes payable                                           83,000,000                         -
Capital lease obligations-principal payments                                     (367,911)                  (71,305)
Payment of financing costs                                                     (1,224,404)                        -
Repayment of secured notes payable                                            (95,011,831)                 (382,062)
Payment from officer-shareholder for Series B convertible preferred stock               -                    24,000
Net proceeds from issuance of common stock                                    145,242,291               122,888,957
Cash distributions paid to shareholders                                       (17,330,704)               (2,767,084)
                                                                            ---------------------------------------

                Net cash provided by financing activities                     114,307,441               119,692,506

                  Increase in cash and cash equivalents                       110,052,964                15,468,741

Cash and cash equivalents, beginning of period                                 15,468,841                       100
                                                                            ---------------------------------------

Cash and cash equivalents, end of period                                    $ 125,521,805           $    15,468,841
                                                                            =======================================
Supplemental Information:

Acquisition of Investment in Hotels through:
         Assumption of mortgage notes payable                               $ 229,155,804            $   53,256,408
         Deposit for acquisitions used for acquisition of hotels               35,000,000                         -
         Other liabilities assumed                                              4,136,839                   768,848
         Escrows acquired at acquisition                                      (15,933,545)                 (387,762)
                                                                            ---------------------------------------
                                                                            $ 252,359,098            $   53,637,494

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Organization

Apple Hospitality Two, Inc. (the "Company"), a Virginia corporation, was formed on January 17, 2001, with the first investor closing on May 1, 2001. The Company did not have any activity for the first quarter 2001. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated upon consolidation.

The REIT Modernization Act, effective January 1, 2001, permits REITs to establish taxable businesses to conduct certain previously disallowed business activities. The Company has formed a wholly-owned taxable REIT subsidiary, Apple Hospitality Management, Inc., and has leased all of its hotels to Apple Hospitality Management or its subsidiaries (collectively, the "Lessee").

Cash and cash equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximate their carrying value. Cash equivalents are placed with high credit quality institutions and the balances may, at times, exceed federal depository insurance limits.

Investment in hotels
The hotels are stated at cost, net of depreciation, and including real estate brokerage commissions paid to Apple Suites Realty Group, Inc. (a related party) and other due-diligence costs reimbursed to Apple Suites Advisors (also a related party) (see Note 7)). Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 39 years for buildings and major improvements and three to seven years for furniture and equipment.

The Company considers expenditures to be capital in nature based on the following criteria: 1) For a single asset, the cost must be at least $300, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year. 2) For group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, with the aggregate cost of the group purchase being at least $750, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year. 3) For major repairs to buildings, furniture, fixtures and equipment, the repair must be at least $2,000, and the useful life of the asset must be substantially extended.

The Company records impairment losses on hotel properties used in the operations if indicators of impairment are present, and the undiscounted cash flows estimated to be generated by the respective properties are less than their carrying amount. Impairment losses are measured as the difference between the asset's fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

REVENUE RECOGNITION

Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel's services.

STOCK INCENTIVE PLANS

The Company elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. As discussed in Note 5, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("FASB 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant and other criteria are met, no compensation expense is recognized.

EARNINGS PER COMMON SHARE

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. Series B preferred convertible shares are not included in earnings per common share calculations until such time it becomes probable that such shares can be converted to common shares (see Note 4).

Income Taxes

The Company is operated as, and will annually elect to be taxed as a REIT under
Section 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The characterization of 2002 distributions of $1.00 per share for tax purposes were 61% ordinary income and 39% return of capital (unaudited).

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the year ended December 31, 2002 and for the period January 17, 2001 through December 31, 2001, and therefore did not have any tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry-forward for federal income tax purposes benefits were $1.6 million at December 31, 2002.

Sales and Marketing Costs
Sales and marketing costs are expensed when incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management agreements and general and administrative expenses that are directly attributable to advertising and promotion.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Reclassifications

Certain reclassifications have been made to amounts in prior years' financial statements to conform to current year presentation.

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

Impact of Recently Issued Accounting Standards

In April 2002, the FASB issued Statement 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction" ("SFAS No. 145"). Statement 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will require the Company to reclassify prior period items into continuing operations, including those recorded in the current period, that do not meet the extraordinary classification. Additionally, future gains and losses related to debt extinguishment may be required to be classified in income from continuing operations. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 became effective in fiscal years beginning after May 15, 2002. The Company, from time to time, incurs such charges and is currently assessing the impact that this statement will have on its consolidated financial position or results of operations.


Note 2

Investment in Hotels

At December 31, 2002, the Company owned forty-eight hotels. Ten of the hotels (the "Crestline Portfolio" or "Res III Portfolio") were acquired by the Company in September 2001 from Crestline Capital Corporation and certain of its subsidiaries. Fifteen of the Company's hotels (the "Res I

Portfolio") were acquired effective February 22, 2002, and the remaining twenty-three (the "Res II Portfolio") were acquired effective August 28, 2002.

Investment in hotels consisted of the following:

          Land                                              $  101,247,432
          Building and improvements                            275,291,573
          Furniture fixtures and equipment                      20,141,180
                                                            --------------
                                                               396,680,185

          Less:  accumulated depreciation                       (8,646,478)
                                                            --------------
          Investment in hotels, net                         $  388,033,707
                                                            ==============


Recent Transactions - Res I Portfolio

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

The entire purchase price paid for the hotels was allocated to tangible assets. No goodwill or other intangible assets were recorded.

Res II Portfolio

In August 2002, the Company acquired, through subsidiaries, Marriott Residence Inn II Limited Partnership, which has direct or indirect ownership of 23 extended-stay hotels. For simplicity, this entity will be referred to as the "Res II Partnership." Although the acquisition was conducted through a merger in which the Company's subsidiaries acquired the Res II Partnership, the purpose and result was the Company's acquisition of the hotels. Each hotel operates as part of the Residence Inn(R) by Marriott(R) franchise system.

The gross purchase price for the acquisition was approximately $136 million, net of cash acquired of $24 million. The purchase price, as subject to certain adjustments at closing, was satisfied through a combination of transactions. They included the assumption of the existing loan in the approximate amount of $132 million (representing outstanding principal and interest as of August 31, 2002), which is secured by the hotels owned directly by the Partnership, together with a cash payment for the net balance of the purchase price (after credit for a deposit of $3 million, with interest, and certain other cash balances). The Company's source for the cash payment was our ongoing and registered public offering of Units, plus funds raised in the Company's prior offering, which ended as of May 29, 2002. The secured loan continues to be an obligation of the Res II Partnership, which continues to own the hotels. Further details about the secured loan are provided in Note 3 below.

The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price, in the amount of $3,199,732, as a commission to Apple Suites Realty Group, Inc.

The entire purchase price paid for the hotels was allocated to tangible assets. No goodwill or other intangible assets were recorded.


Note 3

Notes Payable

Res I Portfolio

The Res I Partnership, the direct owner of the hotels, was also the borrower under secured loans from two lenders (with one being the senior lender and the other being the subordinate lender). The senior lender was LaSalle Bank National Association as Trustee for Mortgage Pass-Through Certificates Series 1996-2. The senior lender held separate loans for each hotel in the aggregate original principal amount of $100 million. Each loan held by the senior lender is secured by a first mortgage on the hotel involved and by a related first priority security interest in the rents, revenues and other personal property of such hotel. At acquisition the aggregate unpaid principal balance of these senior loans was $70,868,403. Each senior loan bore interest at an annual rate of 8.60%. The aggregate monthly payment under the senior loans was $874,163. An aggregate balloon payment in the amount of approximately $69 million was due at maturity.

On September 20, 2002, the Company refinanced the aforementioned secured loans and paid penalties of $273,789, which was recorded as an extraordinary item in the income statement. Upon closing, the Company paid approximately $89 million in balloon payments, with approximately $69 million paid to the senior lender and approximately $20 million paid to the subordinate lender in order to terminate the loans. The new secured note in the amount of $83 million calls for two separate pools of loans with 10 loans in one pool and 5 loans in the other. The term of the note is 10 years with a 25 year amortization. The note bears interest at the fixed rate of 7.4% per annum and payments are made in monthly installments, of principal and interest. The loans mature in October 2012 with an aggregate balloon payment of approximately $67 million.

Res II Portfolio

Effective August 28, 2002, the Company acquired through subsidiaries, Marriott Residence Inn II Limited Partnership, which has direct or indirect ownership of twenty-three hotels, and in conjunction with the acquisition, assumed a mortgage note of approximately $131 million. The note bears interest at the fixed rate of 8.85% per annum and matures in March 2006 with an aggregate balloon payment of approximately $122 million. The note is payable in monthly installments, of principal and interest. In connection with the purchase price allocated for the Res II portfolio, the Company recorded a debt premium of $5.8 million to reflect the fair value of the note at the date of the acquisition. The effective rate on the note after consideration to the premium is 7.4%.

Crestline Portfolio - Res III

In conjunction with the Company's 2001 acquisition of the Crestline Portfolio, the Company assumed a $53 million promissory note. The note bears a fixed interest rate of 8.08% per annum and is secured by the 10 hotels. The maturity date is January 2010, with a balloon payment of $35.4 million. The loan is payable in monthly installments, including principal and interest.

The aggregate amounts of principal payable under the promissory notes, for the five years subsequent to December 31, 2002 are as follows:

                                 Res I            Res II            Crestline
                               Portfolio         Portfolio          Portfolio           Total
                               ---------         ---------          ---------           -----
2003                          $ 1,119,882       $  2,353,373       $ 1,732,398      $  5,205,653
2004                            1,189,145          2,539,963         1,868,021         5,597,129
2005                            1,299,204          2,810,962         2,038,682         6,148,848
2006                            1,503,877        122,341,822         2,212,110       126,057,809
2007                            1,526,777             --             2,400,293         3,927,070
Thereafter                     76,185,407             --            41,026,264       117,211,671

Fair Value Adjustment
of Assumed Debt                    --              5,148,611            --             5,148,611
                              -----------       ------------       -----------      ------------

                              $82,824,292       $135,194,731       $51,277,768      $269,296,791
                              ==================================================================

Lease commitments

The Company and its subsidiaries lease certain equipment under capital leases. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. The leases on most of the properties contain renewal options.

Following is a summary of future minimum payments that have initial or remaining non-cancelable lease terms subsequent to December 31, 2002:

Year                                                     Total
--------------------------------------------------------------
2003                                                  $559,205
2004                                                   288,459
2005                                                    39,195
2006                                                    31,574
2007                                                     8,043
--------------------------------------------------------------
Total minimum lease payments                          $926,476
Less:  imputed interest                                (65,624)
                                                      --------
                                                      $860,852
------------------------------------------------------========

Note 4

Shareholders' Equity

The Company raised equity capital through a "best efforts" offering of Units by David Lerner Associates, Inc. (the "Managing Dealer"), which will receive selling commissions of 7.5% and a marketing expense allowance of 2.5% based on proceeds of the Units sold.

One Unit consists of one common share and one Series A preferred share of the Company. The Company received gross proceeds of $300,000,360 from the sale of 3,157,895 Units at $9.50 per Unit and 27,000,036 Units at $10 per Unit, including Units sold through the reinvestment of distributions through December 31, 2002. The net proceeds of the offering, after deducting selling commissions and other offering costs were $268,131,348. The Company completed its offering on November 26, 2002.

The Company issued 240,000 Series B convertible preferred shares, consisting of 202,500 shares to Mr. Knight, and a combined 37,500 Series B convertible preferred shares to two other individuals. The Company issued the Class B convertible preferred shares before the initial closing of its minimum offering of $30,000,000, in exchange for payment of $.10 per Series B convertible preferred share, or an aggregate of $24,000. There are no dividends payable on the Series B convertible preferred shares. Upon liquidation of the Company, the holders of the Series B convertible preferred shares will be entitled to a liquidation payment of $10 per the number of common shares into which each Series B convertible preferred share is convertible as described below. However, the priority liquidation payment of the holders of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares. In the event that the liquidation of the Company's assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

Each holder of outstanding Series B convertible preferred shares shall have the right to convert any of such shares into Units of the Company upon and for 180 days following the occurrence of either of the following conversion events:

(1) substantially all of the Company's assets, stock or business, is transferred whether through exchange, merger, consolidation, lease, share exchange or otherwise, or

(2) the termination or expiration without renewal of the Advisory Agreement with Apple Suites Advisors, Inc.

Upon the occurrence of either triggering event and for purposes of determining the liquidation payment due to each holder of a Series B convertible preferred share, each Series B convertible preferred share is convertible into 5.3 Units, based upon the gross proceeds raised through the date of conversion.

No additional consideration is due upon the conversion of the Series B preferred convertible shares. Upon the probable occurrence of a conversion event, the Company will record expense for the difference between the fair value of the Company's common stock and issue price of the Series B preferred convertible shares.

Compensation expense related to issuance of 202,500 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares.

The issuance of the Series B convertible preferred shares to other individuals not employed by the Company is accounted for under FASB Statement No. 123, "Accounting for Stock-Based Compensation." Expense related to the issuance of the Series B convertible preferred shares was determined based on fair value of the Series B convertible preferred shares at grant date in excess of amounts paid by these individuals. Since the number of common shares to which the Series B convertible preferred shares can be converted was not known at grant date and ultimate convertibility to common shares is only allowed through a defined triggering event, the fair value of the Series B convertible preferred shares will be remeasured and not recorded as expense until the likely occurrence of an event triggering the conversion of the Series B convertible preferred shares.

In January 2003, the shareholders of Apple Hospitality Two, Inc. and Apple Suites, Inc. approved the acquisition of Apple Suites, Inc. by Apple Hospitality Two, Inc., (see Note 12). In connection with this transaction, all of the 240,000 Series B convertible preferred shares converted to 1,272,000 Series C convertible preferred shares of the Company. The Company will recognize expense in its Income Statement in the first quarter of 2003 related to this conversion.

Note 5

Stock Incentive Plans

On April 30, 2001, the Board of Directors approved a Non-Employee Directors Stock Option Plan (the "Directors Plan") whereby Directors, who are not employees of the Company or affiliates (see Note 7), automatically receive options to purchase stock for five years from the adoption of the plan. Under the Directors Plan, the number of shares to be issued is equal to 45,000 plus 1.8% of the number of Units sold in excess of 3,157,895 Units. This plan currently relates to the initial public offering of 20,157,895 Units and the additional offering of 10,000,026 Units; therefore, the maximum number of shares to be issued under the Directors Plan is currently 531,000. The options expire 10 years from the date of grant. As of December 31, 2002, 238,497 Units have been reserved for issuance.

On April 30, 2001, the Board of Directors approved an Incentive Stock Option Plan (the "Incentive Plan") whereby incentive awards may be granted to certain employees of the Company or affiliates. Under the Incentive Plan, the number of Units to be issued is equal to 35,000 plus 4.625% of the number of shares sold in the initial offering in excess of 3,157,895 plus 4.4% of the total number of Units sold in additional offerings. This plan also currently relates to the initial public offering of 20,157,895 Units and the additional offering of 10,000,026 Units; therefore, the maximum number of Units that can be issued under the Incentive Plan is currently 1,261,251. As of December 31, 2002, 532,180 Units have been reserved for issuance.

Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. Under the Incentive Plan, at the earliest, options become exercisable at the date of grant. The optionee has up to 10 years from the date on which the options first become exercisable to exercise the options. In 2001, the Company granted 26,592 options to purchase shares under the Directors Plan and granted no options under the Incentive Plan. In 2002, the Company granted 16,128 options to purchase shares under the Directors Plan and granted no options under the Incentive Plan. Activity in the Company's share option plan during 2001 and 2002 is summarized in the following table:

                                    2001                 2002
                                    Weighted-Average     Weighted-Average
                                    Options              Options                 Total      Exercise Price
-----------------------------------------------------------------------------------------------------------
Granted                             22,000               22,000                              $ 9.50
Granted                              4,592                4,592                              $10.00
Granted                             16,128               16,128                              $10.00
Exercised                              ---                  ---                                 ---
Forfeited                              ---                  ---                                 ---
-----------------------------------------------------------------------------------------------------------

Outstanding, end of year            26,592               16,128                  42,720      $ 9.74
Exercisable at end of year          26,592               16,128                  42,720      $ 9.74
-----------------------------------------------------------------------------------------------------------

Weighted-average fair
   value of Options granted
   during the year                 $   .51              $   .47                 $   .50
-----------------------------------------------------------------------------------------------------------

Pro forma information regarding net income and earnings per share is required by FASB 123, under the fair value method described in that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions. For the options granted in 2001, the company assumed a risk-free interest rate of 5.35%; a dividend yield of 10.53% ; and volatility factor of the expected market price of the company's common stock of 0.253 ; and a weighted-average expected life of the options of 10 years. For the options granted in 2001, the company assumed a risk-free interest rate of 5.35%; a dividend yield of 10% ; and volatility factor of the expected market price of the company's common stock of .253 ; and a weighted-average expected life of the options of 10 years. For the options granted in 2002, the Company assumed a risk-free interest rate of 5.04%; a dividend yield of 10%; and volatility factor of the expected market price of the Company's common stock of 0.244; and a weighted-average expected life of the options of 10 years. The weighted-average Fair value of options granted was $0.51 for 2001, and $0.47 for 2002 options granted.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

For purposes of FASB 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. As the options are exercisable within six months of the date of grant, the full impact of the pro forma adjustment to net income is disclosed below.

                                                                                                2002
-----------------------------------------------------------------------------------------------------
Net income after extraordinary item available to common shareholders
Pro forma                                                                               $ 18,859,059
As reported                                                                             $ 18,866,639
Earnings per common share-diluted
Pro forma                                                                               $        .88
As reported                                                                             $        .88

Note 6

Management Agreements

Our hotels are subject to management agreements under which Residence Inn by Marriott, Inc. (the "Manager") manages our hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of the Manager of up to an additional 50 years. The agreements generally provide for payment of base management fees, which are calculated annually and are generally 3% of sales, and incentive management fees, which are generally equal to 15% to 20% of operating profit (as defined in the management agreements) over a priority return (as defined in the management agreements) to us. Total incentive management fees may not exceed 20% of cumulative operating profit, or 20% of current year operating profit. Incentive management fees are currently payable only if and to the extent there is sufficient cash flow from the hotels after consideration of qualifying debt service and after consideration to a priority return on investment, including property improvements. Amounts not currently payable are deferred and are payable in future years only if and to the extent there is sufficient cash flow from future operations or upon sale or refinancing of the hotels after consideration to a priority return to us (as defined in the management agreements), which is generally 12%. In the event of early termination of the management agreements, the Manager will receive additional fees based on the unexpired term and expected future base and incentive management fees. We have the option to terminate the management agreements if specified performance thresholds are not satisfied.

Incentive fees are payable on a portfolio by portfolio basis. We have three portfolios with separate incentive management agreements which are subject to this calculation. The Company records incentive management fee exposure when it is considered probable that these fees will be paid. We have recorded the full amount of deferred incentive management fees on the Res III portfolio. We have not recorded any deferred incentive management fees for the Res I and Res II portfolios.

The Company has acquired its hotels in three separate transactions, ("Res I" - purchased February 2002, "Res II" - purchased August 28, 2002, and "Res III" - purchased September 2001). In the Res I and Res II purchases, the Company assumed the amended and restated management agreements in effect with the Manager by the prior owner and the Company assumed deferred incentive management fees totaling $6.7 million and $7.0 million, respectively, at the date of the respective acquisitions. Additionally, the Company assumed the cost basis of $187 and $243 million for Res I and Res II, respectively, and the holding period of the prior owner for purposes of calculating the priority returns upon sale of the properties. The Company paid approximately $132 and $161 million for Res I and Res II, respectively.

The following table summarizes deferred incentive management fees ("DIMF") under these management agreements (dollars in millions).

                                IMF                           2002               Amount Accrued
                  DIMF          Accumulated         Total     IMF        Total   in Consolidated
                  Assumed       Post-Acquisition    IMF       Paid       DIMF    Balance Sheet
                  ------------------------------------------------------------------------------
Res I             $ 6.7         $2.4                $  9.5    $ .0       $ 9.5       $  0
Res II              7.0           .9                   7.9      .0         7.9          0
Res III              .0          1.2                   1.2      .5          .7         .7
                  ------------------------------------------------------------------------------
Total             $13.7         $4.5                $ 18.6    $ .5       $18.1       $ .7

No amounts of DIMF were recorded upon the acquisition of Res I and Res II as the fair value of these amounts were not readily determinable and payment was not considered probable.

Pursuant to the terms of the management agreements, the Manager also furnishes the hotels with certain chain services which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries on a fair and equitable basis. In addition, the Company's hotels participate in the Marriott Rewards(R) program. The cost of this program is charged to all hotels in the Marriott International hotel system.

The Lessees are obligated to provide the Manager with sufficient funds, generally 5% of revenue, to cover the cost of replacements and renewals to the hotels' property and improvements. Under certain circumstances, the Lessees will be required to establish escrow accounts for such purposes under terms outlined in the agreements. To the extent the Lessees are not required to fund such amounts into escrow accounts, the Lessees remain liable to make such fundings in the future. The Lessees are obligated under these management agreements to fund FF&E requirements in excess of amounts placed in restricted cash accounts, which as of December 31 had aggregate balances of $18.6 million.

Note 7

Related Parties

AS of December 31, 2002, we were externally-advised and had contracted with Apple Suites Advisors, Inc. ("ASA") to advise and provide day to day management services to the Company. In accordance with the contract, the Company paid ASA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. During 2002 ASA earned $568,170 under this agreement and was reimbursed expenses of $423,000 of which $144,000 was capitalized to acquisitions.

Concurrent with our merger with Apple Suites on January 31, 2003, the Company terminated its advisory contract with ASA and became self advised. To implement the termination of the advisory agreement, we purchased ASA. We acquired all of Mr. Glade M. Knight's stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement. Mr. Knight received a cash payment of $2 million and a non-interest-bearing promissory note, due four years after the merger, in a principal amount of $4.48 million. The Company will recognize an expense related to this transaction in the first quarter of 2003. Also in connection with our merger and the termination of the advisory agreement with ASA, our outstanding Series B convertible preferred shares were exchanged for 1,272,000 newly created Series C convertible preferred shares which have the same voting and dividend rights as if they had already been converted into 1,272,000 common shares.

Note 8

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:

                                                                            January 17, 2001
                                                                        (initial capitalization)
                                                   Year ended                    through
                                                December 31,2002            December 31, 2001
                                                ----------------            -----------------
Numerator:
Net income before extraordinary item
   and numerator for basic and diluted
   earnings                                         $19,140,428                   $3,316,719
Denominator:
Denominator for basic
    earnings per share-weighted-
    average shares                                   21,557,041                    6,334,168
Effect of dilutive securities:
     Stock options:                                       1,100                        1,100
--------------------------------------------------------------------------------------------
Denominator for basic and diluted
     earnings per share-adjusted
     weighted-average shares and
     assumed conversions                             21,558,141                    6,335,268
--------------------------------------------------------------------------------------------
Basic and diluted earnings per
     common share                                   $       .89                   $      .52
--------------------------------------------------------------------------------------------
Extraordinary item                                     (273,789)                         ---
Effect of extraordinary item                              ($.01)                         ---
--------------------------------------------------------------------------------------------
Net income after extraordinary item
      and numerator for basic and
      diluted earnings                              $18,866,639                   $3,316,719
Basic and diluted earnings per common
      share, after extraordinary item               $       .88                   $      .52
--------------------------------------------------------------------------------------------

Note 9

Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the period ended December 31, 2002:

                                    First             Second           Third            Fourth
2002                                Quarter          Quarter           Quarter          Quarter
----------------------------------------------------------------------------------------------------------
Revenues                            $12,350,516      $22,219,637       $24,482,552       $48,460,024

Net income                          $ 2,288,543      $ 3,228,053       $ 4,840,832       $ 8,509,211

Basic and diluted earnings
  Per common share                  $      0.15      $      0.17       $      0.19       $      0.29

Distributions declared per          $      0.25      $      0.25       $      0.25       $      0.25
  share

Note 10

Pro Forma Information (Unaudited)

The following unaudited pro forma information for the year ended December 31, 2002 is presented as if the acquisitions of the Res I portfolio of 15 hotels and the Res II portfolio of 23 hotels occurred on January 1, 2002. The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2002, nor does it purport to represent the results of operations for future periods.

                                            Year Ended                 Year Ended
                                            December 31, 2002          December 31, 2001
                                            --------------------------------------------
Hotel revenues                              $158,173,560               $168,654,020
Net income                                  $ 22,916,131               $ 16,706,060
Net income per                              $       1.06               $       1.12
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

Note 11

Industry Segments

The Company owns extended-stay hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotel properties has similar economic characteristics, facilities, and services, the properties have been aggregated into a single segment. All segment disclosure is included in or can be derived from the Company's consolidated financial statements.

Note 12

Subsequent Events

Distribution
In January 2003, the Company distributed to its shareholders dividends in the approximate amount of $7,259,218 ($0.25 per share).

Acquisition of Apple Suites, Inc.
We also entered into a merger agreement with Apple Suites, Inc. ("Apple Suites") on October 23, 2002. Effective January 31, 2003, Apple Suites merged with and into Hospitality Acquisition Company, our wholly-owned subsidiary. Apple Suites owned, either directly or through its subsidiaries, a total of 17 upper-end extended-stay hotels throughout the United States, which comprised a total of 1,922 suites. The merger did not change the management positions Mr. Glade M. Knight held with us prior to the merger nor did our boards of directors change as a result of the merger.

Pursuant to the merger, each Apple Suites common share, issued and outstanding immediately prior to the effective time of the merger, was converted into the right to receive either: (i) one Unit of the Company, consisting of one common share of the Company and one Series A preferred share of the Company; or (ii) if the holder of a Apple Suites common share elected, $10.00 in cash per share, subject to a limit on the total amount of cash to be paid in the merger. As a result of the merger, holders of Apple Suites common shares received a total of 10,883,544 Units of the Company and approximately $17.8 million in cash. The Company funded the cash portion of the Merger consideration with available cash, and the Company assumed Apple Suites' liability and paid certain merger costs.

In connection with acquisition of Apple Suites, Company shareholders were paid a special distribution of $0.497 per share, totaling approximately $15 million.

Also, in connection with this transaction, the Company terminated its advisory contract with ASA and became self advised with all employees of ASA becoming employees of the Company. To implement the termination of the advisory agreement, we purchased ASA. We acquired all of Mr. Glade M. Knight's stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement. Mr. Knight received a cash payment of $2 million and a non-interest-bearing promissory note, due four years after the merger, in a principal amount of $4.48 million. The Company will recognize an expense related to this transaction in the first quarter of 2003. Also in connection with our merger and the termination of the advisory agreement with ASA, our outstanding Series B convertible preferred shares were exchanged for 1,272,000 newly created Series C convertible preferred shares which have the same voting and dividend rights as if they had already been converted into 1,272,000 common shares (see
Note 4).

In addition, each Apple Suites Class B convertible share owned by Mr. Knight and two other individuals, issued and outstanding immediately prior to the effective time of the Merger, was converted into Units. As a result, holders of Apple Suites Class B convertible shares received a total of 480,000 Units in the Merger. Apple Suites will recognize expense of approximately $3.8 million in its Income Statement in the first quarter of 2003 related to this conversion.

Other Acquisition

Effective January 3, 2003, the Company acquired a Residence Inn(R) by Marriott(R) hotel in Redmond, Washington, which contains 180 suites and was in operation when acquired. The hotel offers one and two room suites with the amenities generally offered by upscale extended-stay hotels. It is located in a developed area near Seattle, Washington.

The gross purchase price for the hotel was $32,550,000. This amount was satisfied at closing by cash payments and other adjustments in the approximate amount of $12,550,000 and the assumption of existing secured debt.

AHT Redmond, Inc., which was formed to acquire the hotel, has assumed existing debt secured by the hotel. The lender is Wells Fargo Bank Minnesota, National Association, as Trustee for the registered holders of GMAC Commercial Mortgage Securities, Inc., Mortgage Pass Through Certificates, Series 2002-C3, as serviced by GMAC Commercial Mortgage Corporation.

The principal balance of the assumed debt as of the closing date was approximately $20,000,000. The debt is evidenced by a 8.375% promissory note, dated November 28, 2000, in the original principal amount of $20,500,000. The promissory note provides for a maturity date of December 1, 2025.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

In accordance with General Instruction G (3) of Form 10-K, the information called for by Items 10, 11, 12, and 13 of Part III is incorporated by reference to our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held May 14, 2003.

Item 14.  Controls and Procedures

Based on their most recent review, which was completed within 90 days of the filing of this report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)

          1.   Financial Statements of Apple Hospitality Five, Inc.

               Independent Auditors' Report
               Ernst & Young LLP

               Consolidated Balance Sheets for the period September 20, 2002 (initial capitalization) through December 31, 2002

               Consolidated Statements of Operations for the period September 20, 2002 (initial capitalization) through December 31, 2002

               Consolidated Statements of Shareholders' Equity for the period September 20, 2002 (initial capitalization) through
               December 31, 2002

               Consolidated Statements of Cash Flows for the period September 20, 2002 (initial capitalization) through December 31, 2002

               Notes to Consolidated Financial Statements

          2.   Financial Statement Schedules

               All other financial statement schedules have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements or notes thereto.

          3.   Exhibits

               Incorporated herein by reference are the exhibits listed under "Exhibits Index" to Form 10-K Report.

          (b) The following report on Form 8-K was filed by the registrant during the last quarter covered by this report:

          (1)  Form 8-K dated October 25, 2002

          The 8-K filed October 25, 2002 reports on Item 5 and does not contain any financial statements.

          (c)  Exhibits:

Exhibit No.    Description

    2.1 Agreement and Plan of Merger among Apple Hospitality Two, Inc., Hospitality Acquisition Company and Apple Suites, Inc. dated October 24, 2002. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 25, 2002; SEC File No. 333-53984).

    2.2 Agreement and Plan of Merger dated as of November 28, 2001 by and between Apple Hospitality Two, Inc., Marriott Residence Inn Limited Partnership, AHT Res Acquisition, L.P. and RIBM One LLC. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    2.3 Certificate of Merger dated March 28, 2002 (with effective date of March 29, 2002) for merger of AHT Res Acquisition, L.P. with and into Marriott Residence Inn Limited Partnership. (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    2.4 Agreement and Plan of Merger dated as of April 30, 2002 by and among Apple

               Hospitality Two, Inc., AHT Res II Acquisition, L.P., RIBM Two LLC and Marriott Residence Inn II Limited Partnership. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    2.5 Certificate of Merger dated August 28, 2002 for merger of AHT Res II Acquisition, L.P. with and into Marriott Residence Inn II Limited Partnership (as surviving entity). (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    3.1 Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to Form S-11 filed by Apple Hospitality Two, Inc.; SEC File No. 333-77055).

    3.2 Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to Form S-11 filed by Apple Hospitality Two, Inc.; SEC File No. 333-77055).

    4.1 First Amendment to Loan Agreement dated as of April 23, 1996 by and between Marriott Residence Inn Limited Partnership (Borrower) and German American Capital Corporation (Lender) (Incorporated by reference to Exhibit 10.1 to Annual Report of Marriott Residence Inn Limited Partnership on Form 10-K filed on January 23, 1998; SEC File No. 033-20022).

    4.2 Loan Agreement dated as of October 10, 1995 by and between Marriott Residence Inn Limited Partnership (Borrower) and German American Capital Corporation (Lender) (Incorporated by reference to Exhibit 10.2 to Annual Report of Marriott Residence Inn Limited Partnership on Form 10-K filed on January 23, 1998; SEC File No. 033-20022).

    4.3 Indemnity Agreement dated October 10, 1995 by Marriott Residence Inn Limited Partnership (Borrower) and RIBM One Corporation (collectively, the Indemnitors) in favor of German American Capital Corporation (Lender) (Incorporated by reference to
               Exhibit 10.3 to Annual Report of Marriott Residence Inn Limited Partnership on Form 10-K filed on January 23, 1998; SEC File No. 033-20022).

    4.4 Four Party Agreement dated as of October 10, 1995 by and among Marriott Residence Inn Limited Partnership (Borrower), German American Capital Corporation (Senior Lender), Starwood Mezzanine Investors, L.P. (Subordinate Lender) and Residence Inn by Marriott, Inc. (Manager) (Incorporated by reference to Exhibit
               10.4 to Annual Report of Marriott Residence Inn Limited Partnership on Form 10-K filed on January 23, 1998; SEC File No. 033-20022).

    4.5 Loan Agreement dated as of October 10, 1995 by and between Marriott Residence Inn Limited Partnership (Borrower) and Starwood Mezzanine Investors, L.P. (Lender) (Incorporated by reference to Exhibit 10.5 to Annual Report of Marriott Residence Inn Limited Partnership on Form 10-K filed on January 23, 1998; SEC File No. 033-20022).

    4.6 Loan Agreement dated as of April 20, 1988 by and between Marriott Residence Inn Limited Partnership and The Sanwa Bank Limited (Incorporated by reference to Exhibit 10.6 to Annual Report of Marriott Residence Inn Limited Partnership on Form 10-K filed on January 23, 1998; SEC File No. 033-20022).

    4.7 Loan Modification Agreement dated as of March 29, 2002 by and among Marriott Residence Inn Limited Partnership, AHT Res I GP, Inc., AHM Res I Limited Partnership and LaSalle Bank National Association, as Trustee for Mortgage Pass-Through Certificates Series 1996-2. (Incorporated by reference to Exhibit 4.7 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    4.8 Loan Modification Agreement dated as of March 29, 2002 by and among Marriott Residence Inn Limited Partnership, AHT Res I GP, Inc., AHM Res I Limited Partnership and LaSalle Bank National Association, as Indenture Trustee for the benefit of the Holders of iStar Asset Receivables Trust Collateralized Mortgage Bonds Series 2000-1. (Incorporated by reference to Exhibit 4.8 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    4.9 Security Agreement dated as of March 29, 2002 by and between AHM Res I Limited Partnership and LaSalle Bank National Association, as Trustee for Mortgage Pass-Through Certificates Series 1996-2. (Incorporated by reference to Exhibit 4.9 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    4.10 Security Agreement dated as of March 29, 2002 by and between AHM Res I Limited Partnership and LaSalle Bank National Association, as Indenture Trustee for the benefit of the Holders of iStar Asset Receivables Trust Collateralized Mortgage Bonds Series 2000-1. (Incorporated by reference to Exhibit 4.10 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    4.11 First Amendment to Four Party Agreement dated as of March 29, 2002 by and between Marriott Residence Inn Limited Partnership, Residence Inn by Marriott, Inc., AHM Res I Limited Partnership, LaSalle Bank National Association, as Trustee for Mortgage Pass-Through Certificates Series 1996-2, and LaSalle Bank National Association, as Indenture Trustee for the benefit of the Holders of iStar Asset Receivables Trust Collateralized Mortgage Bonds Series 2000-1. (Incorporated by reference to Exhibit 4.11 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    4.12 Ratification and First Amendment to Intercreditor Agreement dated as of March 29, 2002 by and between Marriott Residence Inn Limited Partnership, LaSalle Bank National Association, as Trustee for Mortgage Pass-Through Certificates Series 1996-2, and LaSalle Bank National Association, as Indenture Trustee for the benefit of the Holders of iStar Asset Receivables Trust Collateralized Mortgage Bonds Series 2000-1. (Incorporated by reference to Exhibit 4.12 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    4.13 Acknowledgment, Waiver, Consent and Amendment dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Borrower), LaSalle Bank National Association (f/k/a LaSalle National Bank), as Trustee for Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 1996-MD V (Lender). (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    4.14 Facility Mortgagee Agreement dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Borrower), AHM Res II Limited Partnership (Tenant), Apple Hospitality Two, Inc. and LaSalle Bank National Association (f/k/a LaSalle National Bank), as Trustee for Nomura Asset Securities Corporation

               Commercial Mortgage Pass-Through Certificates, Series 1996-MD V (Lender). (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    4.15 Supplemental Assignment of Leases and Rents dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Borrower) and LaSalle Bank National Association (f/k/a LaSalle National Bank), as Trustee for Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 1996-MD V (Lender). (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    4.16 Supplemental Security Agreement dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Debtor) and LaSalle Bank National Association (f/k/a LaSalle National Bank), as Trustee for Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 1996-MD V (Secured Party). (Incorporated by reference to Exhibit
               4.4 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    4.17 Tenant Security Agreement dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Secured Party) and AHM Res II Limited Partnership (Debtor). (Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    4.18 Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing dated as of November 28, 2000 from RedInn Hotel, L.P. to TransNation Title Insurance Company for the benefit of GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on September 12; 2002; SEC File No. 333-53984).

    4.19 Deed Of Trust Note dated November 28, 2000 in the original principal amount of $20,500,000 and made payable to the order of GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

    4.20 Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing dated as of November 28, 2000 from RedInn Hotel, L.P. to TransNation Title Insurance Company for the benefit of GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

    4.21 Assumption and Modification Agreement dated January 17, 2003 by and among Wells Fargo Bank Minnesota, N.A., GMAC Commercial Mortgage Securities, Inc., RedInn Hotel, L.P., AHT Redmond, Inc., W.I. Realty, L.C., W.I. Realty I, L.P., Apple Hospitality Two, Inc. and AHM-SPE I, Inc. (Incorporated by reference to Exhibit
               4.3 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

    10.1 Consent to Merger dated as of March 29, 2002 by and between Marriott Residence Inn Limited Partnership, AHT Res I GP, Inc., RIBM One LLC, AHM Res I Limited Partnership and LaSalle Bank National Association, as Trustee for Mortgage Pass-Through Certificates Series 1996-2. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-

               53984).

    10.2 Consent to Merger dated as of March 29, 2002 by and between Marriott Residence Inn Limited Partnership, AHT Res I GP, Inc., RIBM One LLC, AHM Res I Limited Partnership and LaSalle Bank National Association, as Indenture Trustee for the benefit of the Holders of iStar Asset Receivables Trust Collateralized Mortgage Bonds Series 2000-1. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    10.3 Amendment and Restatement of Management Agreement dated as of March 29, 2002 by and between Residence Inn by Marriott, Inc. and AHM Res I Limited Partnership. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    10.4 Master Hotel Lease Agreement dated as of March 29, 2002 by and between Marriott Residence Inn Limited Partnership and AHM Res I Limited Partnership. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    10.5 Owner Agreement dated as of March 29, 2002 by and between Marriott Residence Inn Limited Partnership, AHM Res I Limited Partnership and Residence Inn by Marriott, Inc. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    10.6 Amended and Restated Limited Partnership Agreement of Marriott Residence Inn Limited Partnership (a subsidiary of registrant owning real property). (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    10.7 Limited Partnership Agreement of AHM Res I Limited Partnership (a subsidiary of registrant leasing real property). (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    10.8 Limited Liability Company Operating Agreement of Residence Inn III LLC (a subsidiary of registrant owning real property). (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    10.9 Amendment to Limited Liability Company Operating Agreement of Residence Inn III LLC. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    10.10 Amended and Restated Management Agreement dated as of August 28, 2002 by AHM Res II Limited Partnership and Residence Inn by Marriott, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    10.11 Master Hotel Lease Agreement dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership and AHM Res II Limited Partnership (regarding 22 hotels). (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    10.12 Schedule setting forth information on a substantially identical Master Hotel Lease Agreement (regarding one hotel). (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    10.13 Amended and Restated Certificate of Limited Partnership of Marriott Residence Inn II Limited Partnership (a subsidiary of registrant owning real property). (Incorporated by reference to
               Exhibit 10.4 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    10.14 Amended and Restated Limited Partnership Agreement of Marriott Residence Inn II Limited Partnership (a subsidiary of registrant owning real property). (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    10.15 Amended and Restated Certificate of Limited Partnership of AHM Res II Limited Partnership (a subsidiary of registrant leasing real property). (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    10.16 Amended and Restated Limited Partnership Agreement of AHM Res II Limited Partnership (a subsidiary of registrant leasing real property). (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    10.17 Hotel Lease Agreement dated January 17, 2003 by and between AHT Redmond, Inc. and AHM-SPE I, Inc. (Incorporated by reference to
               Exhibit 10.1 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

    10.18 Management Agreement dated January 28, 1998 by RedInn Hotel, L.P. and Residence Inn by Marriott, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

    10.19 Assignment, Assumption and Amendment of Management Agreement dated as of January 17, 2003 by and among RedInn Hotel, L.P., AHM-SPE I, Inc. and Residence Inn By Marriott, Inc. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

    10.20 Owner Agreement dated as of January 17, 2003 by and among AHT Redmond, Inc., AHM-SPE I, Inc. and Residence Inn by Marriott, Inc. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

    99.1 Confirmation of Receipt of Assurances from Arthur Andersen LLP (provided in accordance with SEC Release No. 34-45590 (effective March 18, 2002)). (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    99.2 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

    99.3 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002.*


 *Filed herewith
**Compensatory plan or arrangement

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   Apple Hospitality Two, Inc.


                   By:   /s/ Glade M. Knight               Date: March 27, 2003
                         --------------------------
                         Glade M. Knight,
                         Chairman of the Board,
                         Chief Executive Officer,
                         and President


                   By:   /s/ David S. McKenney             Dated: March 27, 2003
                         --------------------------
                         David S. McKenney,
                         Senior Vice President
                         Chief Financial Officer
                         and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

           Signature                                       Capacities

      /s/ Glade M. Knight                     Director, Chief Executive Officer,
---------------------------------             and President
          Glade M. Knight

      /s/ Lisa B. Kern                        Director
---------------------------------
          Lisa B. Kern

      /s/ Bruce H. Matson                     Director
---------------------------------
          Bruce H. Matson

      /s/ Michael S. Waters                   Director
---------------------------------
          Michael S. Waters

      /s/ Robert M. Wily                      Director
---------------------------------
          Robert M. Wily

                                  EXHIBIT INDEX

Exhibit No.   Description

    2.1 Agreement and Plan of Merger among Apple Hospitality Two, Inc., Hospitality Acquisition Company and Apple Suites, Inc. dated October 24, 2002. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 25, 2002; SEC File No. 333-53984).

    2.2 Agreement and Plan of Merger dated as of November 28, 2001 by and between Apple Hospitality Two, Inc., Marriott Residence Inn Limited Partnership, AHT Res Acquisition, L.P. and RIBM One LLC. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    2.3 Certificate of Merger dated March 28, 2002 (with effective date of March 29, 2002) for merger of AHT Res Acquisition, L.P. with and into Marriott Residence Inn Limited Partnership. (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    2.4 Agreement and Plan of Merger dated as of April 30, 2002 by and among Apple Hospitality Two, Inc., AHT Res II Acquisition, L.P., RIBM Two LLC and Marriott Residence Inn II Limited Partnership. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    2.5 Certificate of Merger dated August 28, 2002 for merger of AHT Res II Acquisition, L.P. with and into Marriott Residence Inn II Limited Partnership (as surviving entity). (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    3.1 Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to Form S-11 filed by Apple Hospitality Two, Inc.; SEC File No. 333-77055).

    3.2 Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to Form S-11 filed by Apple Hospitality Two, Inc.; SEC File No. 333-77055).

    4.1 First Amendment to Loan Agreement dated as of April 23, 1996 by and between Marriott Residence Inn Limited Partnership (Borrower) and German American Capital Corporation (Lender) (Incorporated by reference to Exhibit 10.1 to Annual Report of Marriott Residence Inn Limited Partnership on Form 10-K filed on January 23, 1998; SEC File No. 033-20022).

    4.2 Loan Agreement dated as of October 10, 1995 by and between Marriott Residence Inn Limited Partnership (Borrower) and German American Capital Corporation (Lender) (Incorporated by reference to Exhibit 10.2 to Annual Report of Marriott Residence Inn Limited Partnership on Form 10-K filed on January 23, 1998; SEC File No. 033-20022).

    4.3 Indemnity Agreement dated October 10, 1995 by Marriott Residence Inn Limited Partnership (Borrower) and RIBM One Corporation (collectively, the Indemnitors) in favor of German American Capital Corporation (Lender) (Incorporated by reference to Exhibit
              10.3 to Annual Report of Marriott Residence Inn Limited Partnership on Form 10-K filed on January 23, 1998; SEC File No. 033-20022).

    4.4 Four Party Agreement dated as of October 10, 1995 by and among Marriott Residence Inn Limited Partnership (Borrower), German American Capital Corporation (Senior Lender), Starwood Mezzanine Investors, L.P. (Subordinate Lender) and Residence Inn by Marriott, Inc. (Manager) (Incorporated by reference to Exhibit
              10.4 to Annual Report of Marriott Residence Inn Limited Partnership on Form 10-K filed on January 23, 1998; SEC File No. 033-20022).

    4.5 Loan Agreement dated as of October 10, 1995 by and between Marriott Residence Inn Limited Partnership (Borrower) and Starwood Mezzanine Investors, L.P. (Lender) (Incorporated by reference to
              Exhibit 10.5 to Annual Report of Marriott Residence Inn Limited Partnership on Form 10-K filed on January 23, 1998; SEC File No. 033-20022).

    4.6 Loan Agreement dated as of April 20, 1988 by and between Marriott Residence Inn Limited Partnership and The Sanwa Bank Limited (Incorporated by reference to Exhibit 10.6 to Annual Report of Marriott Residence Inn Limited Partnership on Form 10-K filed on January 23, 1998; SEC File No. 033-20022).

    4.7 Loan Modification Agreement dated as of March 29, 2002 by and among Marriott Residence Inn Limited Partnership, AHT Res I GP, Inc., AHM Res I Limited Partnership and LaSalle Bank National Association, as Trustee for Mortgage Pass-Through Certificates Series 1996-2. (Incorporated by reference to Exhibit 4.7 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    4.8 Loan Modification Agreement dated as of March 29, 2002 by and among Marriott Residence Inn Limited Partnership, AHT Res I GP, Inc., AHM Res I Limited Partnership and LaSalle Bank National Association, as Indenture Trustee for the benefit of the Holders of iStar Asset Receivables Trust Collateralized Mortgage Bonds Series 2000-1. (Incorporated by reference to Exhibit 4.8 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    4.9 Security Agreement dated as of March 29, 2002 by and between AHM Res I Limited Partnership and LaSalle Bank National Association, as Trustee for Mortgage Pass-Through Certificates Series 1996-2. (Incorporated by reference to Exhibit 4.9 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    4.10 Security Agreement dated as of March 29, 2002 by and between AHM Res I Limited Partnership and LaSalle Bank National Association, as Indenture Trustee for the benefit of the Holders of iStar Asset Receivables Trust Collateralized Mortgage Bonds Series 2000-1. (Incorporated by reference to Exhibit 4.10 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    4.11 First Amendment to Four Party Agreement dated as of March 29, 2002 by and between Marriott Residence Inn Limited Partnership, Residence Inn by Marriott, Inc., AHM

              Res I Limited Partnership, LaSalle Bank National Association, as Trustee for Mortgage Pass-Through Certificates Series 1996-2, and LaSalle Bank National Association, as Indenture Trustee for the benefit of the Holders of iStar Asset Receivables Trust Collateralized Mortgage Bonds Series 2000-1. (Incorporated by reference to Exhibit 4.11 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    4.12 Ratification and First Amendment to Intercreditor Agreement dated as of March 29, 2002 by and between Marriott Residence Inn Limited Partnership, LaSalle Bank National Association, as Trustee for Mortgage Pass-Through Certificates Series 1996-2, and LaSalle Bank National Association, as Indenture Trustee for the benefit of the Holders of iStar Asset Receivables Trust Collateralized Mortgage Bonds Series 2000-1. (Incorporated by reference to Exhibit 4.12 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    4.13 Acknowledgment, Waiver, Consent and Amendment dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Borrower), LaSalle Bank National Association (f/k/a LaSalle National Bank), as Trustee for Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 1996-MD V (Lender). (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    4.14 Facility Mortgagee Agreement dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Borrower), AHM Res II Limited Partnership (Tenant), Apple Hospitality Two, Inc. and LaSalle Bank National Association (f/k/a LaSalle National
              Bank), as Trustee for Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 1996-MD V (Lender). (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    4.15 Supplemental Assignment of Leases and Rents dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Borrower) and LaSalle Bank National Association (f/k/a LaSalle National Bank), as Trustee for Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 1996-MD V (Lender). (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    4.16 Supplemental Security Agreement dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Debtor) and LaSalle Bank National Association (f/k/a LaSalle National Bank), as Trustee for Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 1996-MD V (Secured Party). (Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    4.17 Tenant Security Agreement dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Secured Party) and AHM Res II Limited Partnership (Debtor). (Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    4.18 Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing dated as of November 28, 2000 from RedInn Hotel, L.P. to TransNation Title Insurance Company for the benefit of GMAC Commercial Mortgage Corporation.

              (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on September 12; 2002; SEC File No. 333-53984).

    4.19 Deed Of Trust Note dated November 28, 2000 in the original principal amount of $20,500,000 and made payable to the order of GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

    4.20 Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing dated as of November 28, 2000 from RedInn Hotel, L.P. to TransNation Title Insurance Company for the benefit of GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

    4.21 Assumption and Modification Agreement dated January 17, 2003 by and among Wells Fargo Bank Minnesota, N.A., GMAC Commercial Mortgage Securities, Inc., RedInn Hotel, L.P., AHT Redmond, Inc., W.I. Realty, L.C., W.I. Realty I, L.P., Apple Hospitality Two, Inc. and AHM-SPE I, Inc. (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

    10.1 Consent to Merger dated as of March 29, 2002 by and between Marriott Residence Inn Limited Partnership, AHT Res I GP, Inc., RIBM One LLC, AHM Res I Limited Partnership and LaSalle Bank National Association, as Trustee for Mortgage Pass-Through Certificates Series 1996-2. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    10.2 Consent to Merger dated as of March 29, 2002 by and between Marriott Residence Inn Limited Partnership, AHT Res I GP, Inc., RIBM One LLC, AHM Res I Limited Partnership and LaSalle Bank National Association, as Indenture Trustee for the benefit of the Holders of iStar Asset Receivables Trust Collateralized Mortgage Bonds Series 2000-1. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    10.3 Amendment and Restatement of Management Agreement dated as of March 29, 2002 by and between Residence Inn by Marriott, Inc. and AHM Res I Limited Partnership. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    10.4 Master Hotel Lease Agreement dated as of March 29, 2002 by and between Marriott Residence Inn Limited Partnership and AHM Res I Limited Partnership. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    10.5 Owner Agreement dated as of March 29, 2002 by and between Marriott Residence Inn Limited Partnership, AHM Res I Limited Partnership and Residence Inn by Marriott, Inc. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    10.6 Amended and Restated Limited Partnership Agreement of Marriott Residence Inn Limited Partnership (a subsidiary of registrant owning real property). (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April

              15, 2002; SEC File No. 333-53984).

    10.7 Limited Partnership Agreement of AHM Res I Limited Partnership (a subsidiary of registrant leasing real property). (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    10.8 Limited Liability Company Operating Agreement of Residence Inn III LLC (a subsidiary of registrant owning real property). (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    10.9 Amendment to Limited Liability Company Operating Agreement of Residence Inn III LLC. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    10.10 Amended and Restated Management Agreement dated as of August 28, 2002 by AHM Res II Limited Partnership and Residence Inn by Marriott, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    10.11 Master Hotel Lease Agreement dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership and AHM Res II Limited Partnership (regarding 22 hotels). (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    10.12 Schedule setting forth information on a substantially identical Master Hotel Lease Agreement (regarding one hotel). (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    10.13 Amended and Restated Certificate of Limited Partnership of Marriott Residence Inn II Limited Partnership (a subsidiary of registrant owning real property). (Incorporated by reference to
              Exhibit 10.4 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    10.14 Amended and Restated Limited Partnership Agreement of Marriott Residence Inn II Limited Partnership (a subsidiary of registrant owning real property). (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    10.15 Amended and Restated Certificate of Limited Partnership of AHM Res II Limited Partnership (a subsidiary of registrant leasing real property). (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    10.16 Amended and Restated Limited Partnership Agreement of AHM Res II Limited Partnership (a subsidiary of registrant leasing real property). (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

    10.17 Hotel Lease Agreement dated January 17, 2003 by and between AHT Redmond, Inc. and AHM-SPE I, Inc. (Incorporated by reference to
              Exhibit 10.1 to Current Report on

              Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

    10.18 Management Agreement dated January 28, 1998 by RedInn Hotel, L.P. and Residence Inn by Marriott, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

    10.19 Assignment, Assumption and Amendment of Management Agreement dated as of January 17, 2003 by and among RedInn Hotel, L.P., AHM-SPE I, Inc. and Residence Inn By Marriott, Inc. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

    10.20 Owner Agreement dated as of January 17, 2003 by and among AHT Redmond, Inc., AHM-SPE I, Inc. and Residence Inn by Marriott, Inc. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

    99.1 Confirmation of Receipt of Assurances from Arthur Andersen LLP (provided in accordance with SEC Release No. 34-45590 (effective March 18, 2002)). (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

    99.2 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

    99.3 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002.*



 *Filed herewith
**Compensatory plan or arrangement

                                 CERTIFICATIONS

I, Glade M. Knight, certify that:

1. I have reviewed this annual report on Form 10-K of Apple Hospitality Two, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                         /s/ Glade M. Knight
                                             -------------------
                                             Glade M. Knight
                                             Chief Executive Officer
                                             Apple Hospitality Two, Inc.

I, David S. McKenney, certify that:

1. I have reviewed this annual report on Form 10-K of Apple Hospitality Two, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ David S. McKenney
---------------------
David S. McKenney
Chief Financial Officer
Apple Hospitality Two, Inc.