Form 10-Q
period 2003-03-31
APPLE HOSPITALITY TWO INC
filed 2003-05-15
CIK 1132747

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

At May 1, 2003, there were 42,785,856 outstanding shares of common stock, no par value, of the registrant.

APPLE HOSPITALITY TWO, INC.

FORM 10-Q

PART II.	OTHER INFORMATION:

Item 1.	Legal Proceedings (not applicable)

Item 2.	Changes in Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits and Reports on Form 8-K	31

Signatures		34

Certifications		35

PART I.     FINANCIAL INFORMATION

Item 1     Financial Statements (Unaudited)

Apple Hospitality Two, Inc.
Consolidated Balance Sheets (Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Investment in hotels, net of accumulated depreciation of $12,213,320 and $8,646,478 respectively	$604,691,649	$388,033,707
Cash and cash equivalents	66,416,917	125,521,805
Restricted cash:
Furniture, fixtures & equipment escrow	20,056,286	18,640,007
Debt service & other escrows	9,338,464	7,350,048
Distributions held for prior limited partners	10,587,197	10,587,197
Due from third party manager, net	5,529,591	2,873,729
Deferred financing costs, net	1,135,937	1,192,122
Other assets	5,984,447	3,555,485

Total Assets	$723,740,488	$557,754,100

LIABILITIES
Notes payable-secured	$370,091,129	$269,296,791
Capital lease obligations	661,068	860,852
Accounts payable & accrued expenses	7,233,619	4,577,942
Accounts payable-prior limited partners	10,587,197	10,587,197
Interest payable	367,888	1,319,411
Note payable-related party	3,443,002	156,124
Distributions payable	—	7,259,218
Deferred incentive management fees payable	824,368	714,865

Total Liabilities	393,208,271	294,772,400

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, authorized 15,000,000 shares; none issued or outstanding	—	—
Series B preferred convertible stock, no par value, authorized 240,000 shares; issued and outstanding -- and 24,000 shares, respectively	—	24,000
Series C preferred convertible stock, no par value, authorized 1,272,000 shares; issued and outstanding 1,272,000 and -- shares respectively	10,176,000	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 41,513,856 shares, and 30,157,931 shares, respectively	351,298,661	268,131,348
Distributions greater than net income	(30,942,444)	(5,173,648)

Total Shareholders’ Equity	330,532,217	262,981,700

Total Liabilities and Shareholders’ Equity	$723,740,488	$557,754,100

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.
Consolidated Statement of Operations (Unaudited)

	Three months ended March 31, 2003	Three months ended March 31, 2002

REVENUES:
Suite revenue	$41,768,938	$11,873,486
Other revenue	1,675,698	477,030

Total revenues	43,444,636	12,350,516
EXPENSES:
Operating expenses	10,505,864	2,610,056
Hotel administrative expense	4,097,393	1,360,161
Sales and marketing	2,987,751	630,963
Utilities	2,302,312	571,000
Repair & maintenance	2,326,444	332,820
Franchise fees	1,688,680	474,937
Management fees	1,196,409	408,878
Chain services	705,794	199,419
Taxes, insurance and other	2,616,102	787,890
Merger expense-related party	15,914,000	––
General and administrative	523,303	273,442
Depreciation of real estate owned	3,566,842	1,070,758

Total expenses	48,430,894	8,720,324

Operating (loss) income	(4,986,258)	3,630,192
Interest income	336,500	202,938
Imputed interest	—	(450,000)
Interest expense	(6,129,150)	(1,094,587)

Net (loss) income	$(10,778,908)	$2,288,543

Basic and diluted (loss) income per common share	$(0.28)	$0.15

Weighted average shares outstanding	38,576,554	14,981,093
Distributions declared per common share (including Series C)	$0.25	$1.00

See notes to consolidated financial statements.

APPLE HOSPITALITY TWO, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Series B Preferred Convertible Stock		Series C Preferred Convertible Stock		Common Stock		Distributions Greater Than Net Income	Total Shareholder’s Equity

	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount

Balance at December 31, 2002	240,000	$24,000	—	—	30,157,931	$268,131,348	$(5,173,648)	$262,981,700
Net proceeds from common shares issued through merger with Apple Suites, Inc.	—	—	—	—	11,355,925	83,167,313	—	83,167,313
Series B preferred convertible stock redeemed in exchange for Series C preferred convertible stock	(240,000)	(24,000)	—	—	—	—	—	(24,000)
Issuance of Series C preferred convertible stock in exchange for Series B preferred convertible stock	—	—	1,272,000	$10,176,000	—	—	—	10,176,000
Net loss	—	—	—	—	—	—	(10,778,908)	(10,778,908)
Additional distribution made in connection with purchase of Apple Suites, Inc.	—	—	—	—	—	—	(14,989,888)	(14,989,888)

Balance at March 31, 2003	—	$—	1,272,000	$10,176,000	41,513,856	$351,298,661	$(30,942,444)	$330,532,217

See notes to consolidated financial statements.

APPLE HOSPITALITY TWO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31, 2003	Three months ended March 31, 2002

Cash flow from operating activities:
Net (loss) income	$(10,778,908)	$2,288,543
Adjustments to reconcile to cash (used) provided by operating activities:
Depreciation of real estate owned	3,566,842	10,707,758
Non-cash portion of merger related expense	13,576,000	—
Net accretion of fair value adjustment to mortgage notes payable	(607,052)	—
Amortization of deferred financing costs	56,185	—
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(1,790,406)	(1,583,123)
Deferred incentive management fee	—	162,866
Debt service and other escrows	(1,129,141)	—
Other assets	(2,141,502)	1,513,606
Accounts payable-affiliates	(170,295)	28,418
Accrued interest	578,477	—
Accrued expenses	780,575	398,901

Net cash provided by operating activities	1,940,775	13,516,869
Cash flow from investing activities:
Net cash paid for hotel acquisitions	(12,550,000)	(3,958,338)
Capital improvements	(1,576,206)	(297,486)
Increase in cash restricted for capital improvements	(1,145,111)	(4,742,127)
Net cash paid for merger	(17,907,434)	—

Net cash used in investing activities	(33,178,751)	(8,997,951)
Cash flow from financing activities:
Repayment of unsecured line of credit	(3,000,000)	—
Capital lease obligations-principal payments	(199,784)	—
Repayment of secured notes payable	(2,419,419)	344,918
Net proceeds from issuance of common stock	—	30,176,391
Cash distributions paid to shareholders	(22,247,709)	(3,001,721)

Net cash provided by financing activities	(27,866,912)	27,519,588
Increase (decrease) in cash and cash equivalents	(59,104,888)	32,038,506
Cash and cash equivalents, beginning of period	125,521,805	15,468,841

Cash and cash equivalents, end of period	$66,416,917	$47,507,347

Supplemental Information:
Interest paid, net of amounts capitalized	$6,529,150	$1,094,587
Non-cash transactions:
Other assets assumed in acquisitions	$1,152,915	—
Escrows assumed in acquisitions	$1,130,443	—
Assumption of mortgage notes payable	$102,289,412	$91,602,595
Deposit for acquisitions used for acquisition of hotels	—	$35,000,000
Issuance of common stock	$83,167,313	—
Conversion of B shares	$24,000	—
Liabilities assumed in acquisition	$5,041,778	—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited financials should be read in conjunction with the Company’s audited consolidated financial statements.

Organization

Apple Hospitality Two, Inc. (the “Company”), a Virginia corporation, was formed on January 17, 2001, with the first investor closing on May 1, 2001.  The Company merged with Apple Suites, Inc. on January 31, 2003 and balances are reflected accordingly.  The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated upon consolidation.

The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts (“REIT”) to establish taxable businesses to conduct certain previously disallowed business activities. The Company has formed a wholly-owned taxable REIT subsidiary, Apple Hospitality Management, Inc., and has leased all of its hotels to Apple Hospitality Management, Inc. or its subsidiaries (collectively, the “Lessee”).

Stock Incentive Plans

The Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options. As discussed in Note 5, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (“FASB 123”) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant and other criteria are met, no compensation expense is recognized.

Compensation expense related to issuance of 202,500 Series B convertible preferred shares to Mr. Knight was recognized at such time when the number of shares to be issued for conversion of the Series B shares could be reasonably estimated and the Merger, which triggered the conversion of the Series B shares to shares was probable. The expense was measured as the difference between the fair value of the shares for which the Series B convertible preferred shares were converted and the amounts paid for the Series B convertible preferred shares.

The issuance of the Series B convertible preferred shares to other individuals not employed by the company is accounted for under FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Expense related to the issuance of the Series B convertible preferred shares was determined based on fair value of the Series B convertible preferred shares at grant date in excess of amounts paid by these individuals. Since the number of common shares to which the Series B convertible preferred shares could be converted was not known at grant date and ultimate convertibility to common shares is only allowed through a defined triggering event, the fair value of the Series B convertible preferred shares were remeasured and not recorded as expense until the Merger with Apple Suites triggered the conversion of the Series B convertible preferred shares.

Stock compensation expense included in the Statement of Operations for the period ended March 31, 2003 was $10,176,000, attributable to the conversion of all 240,000 B shares to common stock. The amount of stock compensation expense that would have been recognized had the fair value method prescribed under SFAS No. 123 been applied is also $10,176,000, as Merger triggered the conversion of the Class B convertible preferred shares and under a known conversion ratio. No stock compensation expense was recorded during the first quarter of 2002, nor would any have been recorded during the same period had the fair value method prescribed by FASB 123 been applied.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. During 2002 Series B preferred convertible shares were not included in basic and diluted earnings per common share calculations, as their conversion to common stock was not considered probable during those periods.  Series C preferred convertible stock is included in basic and diluted earnings per common share as they are considered common stock equivalents.

Income Taxes

The Company is operated as, and will annually elect to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code.  Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation.

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes.  The Lessee has a taxable loss during the three months ended March 31, 2003 and 2002. No benefit has been recorded since realization of such benefit is not probable.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Reclassifications

Certain reclassifications have been made to amounts in prior years’ financial statements to conform to current year presentation.

Note 2

Investment in Hotels

At March 31, 2003, the Company owned sixty-six hotels.  Ten of the hotels (the “Crestline Portfolio” or “Res III Portfolio”) were acquired by the Company in September 2001 from Crestline Capital Corporation and certain of its subsidiaries.  Fifteen of the Company’s hotels (the “Res I Portfolio”) were acquired effective February 22, 2002, and twenty-three (the “Res II Portfolio”) were acquired effective August 28, 2002.  An additional hotel in Redmond, Washington was acquired effective January 3, 2003.  Seventeen hotels were acquired in connection with the acquisition of Apple Suites, Inc on January 31, 2003.

Investment in hotels consisted of the following:

Land	$138,366,974
Building and improvements	443,614,226
Furniture fixtures and equipment	34,923,769

616,904,969
Less: accumulated depreciation	(12,213,320)

Investment in hotels, net	$604,691,649

Acquisition of Apple Suites, Inc.

The Company entered into a merger agreement with Apple Suites, Inc. (“Apple Suites”) on October 23, 2002. Effective January 31, 2003, Apple Suites merged with and into Hospitality Acquisition Company, the Company’s wholly-owned subsidiary.  Apple Suites owned, either directly or through its subsidiaries, a total of 17 upper-end extended-stay hotels throughout the United States, which comprised a total of 1,922 suites, and all of which are operated as part of the Homewood Suites® by Hilton® franchise system.  Mr. Glade M. Knight, Chairman and Chief Executive Officer of the Company was also the Chairman and Chief Executive Officer of Apple Suites, Inc.

Pursuant to the merger, each Apple Suites common share, issued and outstanding immediately prior to the effective time of the merger, was converted into the right to receive either: (i) one Unit of the Company, consisting of one common share of the Company and one Series A preferred share of the Company; or (ii) if the holder of an Apple Suites common share elected, $10.00 in cash per share, subject to a limit on the total amount of cash to be paid in the merger. As a result of the merger, holders of Apple Suites common shares received a total of 10,883,544 Units of the Company and approximately $17.8 million in cash. The Company funded the cash portion of the Merger consideration with available cash, and the Company assumed Apple Suites’ liability and paid certain merger costs.

In connection with acquisition of Apple Suites, Company shareholders were paid a special distribution of $0.497 per share, totaling approximately $15 million.

In connection with the acquisition of Apple Suites, Inc., the Company paid total consideration of $185 million, including assumption of liabilities and transaction costs.  Apple Suites assets and liabilities were recorded at fair value and no goodwill was recorded in convection with the transaction.  The fair value of assets acquired and liabilities assumed were as follows:

Investment in hotels	$182,699,187
Cash	2,626,696
Restricted cash	55,607
Other assets	4,961,959

Total assets	190,343,449

Accounts payable and accrued expenses	6,276,203
Notes payable	77,624,712

Total liabilities	83,900,915

Net assets acquired	$106,442,534

Also, in connection with this transaction, the Company terminated its advisory contract with Apple Suites Advisors, Inc. (“ASA”) and became self advised with all employees of ASA becoming employees of the Company. To implement the termination of the advisory agreement, the Company purchased ASA.  The Company acquired all of Mr. Glade M. Knight’s stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement. Mr. Knight received a cash payment of $2 million and a non-interest-bearing promissory note, due four years after the merger, in a principal amount of $4.48 million.  The Company recognized an expense of $5,400,000 million related to this transaction in the first quarter of 2003.  Also in connection with the Company’s merger and the termination of the advisory agreement with ASA, the Company’s outstanding Series B convertible preferred shares were exchanged for 1,272,000 newly created Series C convertible preferred shares which have the same voting and dividend rights as if they had already been converted into 1,272,000 common shares (see Note 4).  In connection with this transaction, the Company recognized expense of $10,152,000 in the consolidated statement of operations during the first quarter of 2003.

Other Acquisition

Effective January 3, 2003, the Company acquired a Residence Inn® by Marriott® hotel in Redmond, Washington, which contains 180 suites and was in operation when acquired.  The hotel offers one and two room suites with the amenities generally offered by upscale extended-stay hotels.  It is located in a developed area near Seattle, Washington.

The gross purchase price for the hotel was $32,550,000.  This amount was satisfied at closing by cash payments and other adjustments in the approximate amount of $12,550,000 and the assumption of existing secured debt with an outstanding principal balance of $20,004,280.

AHT Redmond, Inc., which was formed to acquire the hotel, has assumed existing debt secured by the hotel.  The lender is Wells Fargo Bank Minnesota, National Association, as Trustee for the registered holders of GMAC Commercial Mortgage Securities, Inc., Mortgage Pass Through Certificates, Series 2002-C3, as serviced by GMAC Commercial Mortgage Corporation.

Note 3

Notes Payable

AHT Redmond

The principal balance of the assumed debt as of the closing date was approximately $20,000,000.  The debt is evidenced by a 8.375% promissory note, dated November 28, 2000, in the original principal amount of $20,500,000.  The promissory note provides for a maturity date of December 1, 2025.  The Company made a fair value adjustment to the debt of $1.64 million which marks the debt to 7.4%.

Apple Suites Merger

In connection with the Company’s merger with Apple Suites, the Company assumed $76 million of secured notes.  The notes bear an average fixed rate of interest of 8.4% per annum and are secured by 14 hotels.  The notes are payable in monthly installments, including principal and interest.  The Company made a fair value adjustment to the debt of $1.58 million which marks the debt to 7.4%.

The aggregate amounts of principal payable under all of the Company’s promissory notes, for the five years subsequent to March 31, 2003 are as follows:

Total

2003	$4,872,634
2004	6,916,154
2005	7,612,510
2006	127,654,864
2007	5,669,699
Thereafter	205,990,775

358,716,636
Fair Value Adjustment of Assumed Debt	11,374,493

$370,091,129

Note 4

Shareholders’ Equity

The issuance of the Series B convertible preferred shares to other individuals not employed by the Company is accounted for under FASB Statement No. 123, “Accounting for Stock-Based Compensation.”

In January 2003, the shareholders of Apple Hospitality Two, Inc. (“Hospitality”) and Apple Suites, Inc. approved the acquisition of Apple Suites, Inc. by Apple Hospitality Two, Inc.  In connection with this transaction, all of the Hospitality 240,000 Series B convertible preferred shares converted to 1,272,000 Series C convertible preferred shares of the Company.  Expense related to the issuance of the Series B convertible preferred shares was determined based on fair value of the Series B convertible preferred shares at grant date in excess of amounts paid by these individuals.  The fair value was determined to be $8 at the date of the merger and was accordingly expensed under merger expense in the first quarter.

The newly created Hospitality Series C convertible preferred shares were issued in exchange for Hospitality Series B convertible preferred shares.  Mr. Knight would have otherwise been entitled to receive 1,073,000 Hospitality units upon conversion of his Hospitality Series B convertible preferred shares in connection with the termination of Hospitality’s advisory agreement with Apple Suites Advisors and Hospitality’s property acquisition/distribution agreement with Apple Suites Realty.  The new Hospitality Series C convertible preferred shares will have a liquidation preference comparable to the Hospitality Series B convertible preferred shares, in that holders of Hospitality Series C convertible preferred shares will receive no payments in a liquidation for their Series C convertible preferred shares until holders of Hospitality units are paid in full for their Hospitality Series A preferred shares.  The Hospitality Series C convertible preferred shares will also have the some voting rights and rights to receive dividend distributions as if they had already been converted to Hospitality common shares.

Note 5

Management Agreements

Residence Inn Hotels

The Company’s forty-nine Residence Inn hotels are subject to management agreements under which Residence Inn by Marriott, Inc. (the “Manager”) manages the hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of the Manager of up to an additional 50 years. The agreements generally provide for payment of base management fees, which are calculated annually and are generally 3% of sales, and incentive management fees, which are generally equal to 15% to 20% of operating profit (as defined in the management agreements) over a priority return (as defined in the management agreements) to us.  Total incentive management fees may not exceed 20% of cumulative operating profit, or 20% of current year operating profit.  Incentive management fees are currently payable only if and to the extent there is sufficient cash flow from the hotels after consideration of qualifying debt service and after consideration to a priority return on investment, including property improvements.  Amounts not currently payable are deferred and are payable in future years only if and to the extent there is sufficient cash flow from future operations or upon sale or refinancing of the hotels after consideration to a priority return to us (as defined in the management agreements), which is generally 12%.  In the event of early termination of the management agreements, the Manager will receive additional fees based on the unexpired term and expected future base and incentive management fees. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.

Incentive fees are payable on a portfolio by portfolio basis.  The Company has three portfolios of Residence Inn hotels with separate incentive management agreements which are subject to this calculation. The Company records incentive management fee exposure when it is considered probable that these fees will be paid.  The Company has recorded the full amount of deferred incentive management fees on the Res III portfolio.  The Company has not recorded any deferred incentive management fees for the Res I and Res II portfolios.

The Company has acquired its Residence Inn hotels in three separate transactions, (“Res I” – purchased February 2002, “Res II” – purchased August 28, 2002, and “Res III” – purchased September 2001).  In the Res I and Res II purchases, the Company assumed the amended and restated management agreements in effect with the Manager by the prior owner and the Company assumed deferred incentive management fees totaling $6.7 million and $7.0 million, respectively, at the date of the respective acquisitions.  Additionally, the Company assumed the cost basis of $187 and $243 million for Res I and Res II, respectively, and the holding period of the prior owner for purposes of calculating the priority returns upon sale of the properties.  The Company paid approximately $132 and $161 million for Res I and Res II, respectively.

The following table summarizes deferred incentive management fees (“DIMF”) under the Residence Inn management agreements (dollars in millions).

	DIMF Assumed	IMF Accumulated Post-Acquisition	Total IMF	2003 IMF Paid	Total DIMF	Amount Accrued in Consolidated Balance Sheet

Res I	$6.7	$3.3	$10.0	$.0	$10.0	$0
Res II	7.0	1.3	8.3	.0	8.3	0
Res III	0.7		.7	0.7		.7
Redmond	0.1		.1	.1	0	0

Total	$13.7	$5.4	$19.1	$.1	$19.0	$.7

Pursuant to the terms of the management agreements, the Manager also furnishes the hotels with certain chain services which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries on a fair and equitable basis. In addition, the Company’s hotels participate in the Marriott Rewards® program. The cost of this program is charged to all hotels in the Marriott International hotel system.

The Lessees are obligated to provide the Manager with sufficient funds, generally 5% of revenue, to cover the cost of replacements and renewals to the hotels’ property and improvements. Under certain circumstances, the Lessees will be required to establish escrow accounts for such purposes under terms outlined in the agreements. To the extent the Lessees are not required to fund such amounts into escrow accounts, the Lessees remain liable to make such fundings in the future. The Lessees are obligated under these management agreements to fund FF&E requirements in excess of amounts placed in restricted cash accounts, which as of December 31 had aggregate balances of $18.6 million and $20.1 million.

Homewood Suites Hotels

The Company’s seventeen Homewood Suites hotels are managed by Promus Hotels, Inc. (“Promus”), a wholly owned subsidiary of Hilton Hotels Corporation (“Hilton”) under the terms of a management agreement, as part of the Homewood Suites® by Hilton franchise.

The Company is obligated to pay the costs of real estate and personal property taxes, property insurance and maintenance of the hotels.  The Company is committed under management agreements to fund up to 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment.  At March 31, 2003 and 2002, Promus held $3,008 and $324,737, respectively, for these capital improvement reserves.  In addition, in accordance with the franchise agreements, at March 31, 2003 and 2002, $54,762 and $443,101, respectively, were held for the Property Improvement Plan with a financial institution and treated as restricted cash.

Promus manages day-to-day operations of the Homewood Suites hotels.  For the hotels acquired prior to 2001, Promus charges fees equal to 4% of total revenue for this function.  For two of the hotels acquired in 2001, Promus charges a base management fee of 2% of total revenue and an incentive management fee calculated on the basis of operating profit of the hotels.  No incentive management fees were earned in 2003 or 2002.  For the other two hotels acquired in 2001, Promus charges 2% of total revenues for the first twelve months, 3% of total revenues for the second twelve months and 4% of total revenues thereafter.  Promus also charges a fee of 4% of suite revenue for franchise licenses to operate as a Homewood Suites® by Hilton® hotel and to participate in its reservation system.  Total expenses for these services were $881,573 and $1,342,226 for the first three months of 2003 and 2002, respectively.  These expenses are included in the hotel operating expenses mentioned above.

Note 6

Related Parties

Prior to January 31, 2003, the Company was externally-advised and had contracted with ASA to advise and provide day to day management services to the Company.  In accordance with the contract, the Company paid ASA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses.  During the first quarter of 2003, ASA earned $62,500 under this agreement and was not reimbursed any expenses.  During the first quarter of 2002, ASA earned $163,831 under this agreement

Concurrent with the Company’s merger with Apple Suites on January 31, 2003, the Company terminated its advisory contract with ASA and became self-advised.  To implement the termination of the advisory agreement, the Company purchased ASA.  The Company acquired all of Mr. Glade M. Knight’s stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement.

Mr. Knight received a cash payment of  $2 million and a non-interest-bearing promissory note, due four years after the merger, in a principal amount of $4.48 million.  The Company recognized an expense of $5,400,000 related to this transaction in the first quarter of 2003.  Also in connection with the Company’s merger and the termination of the advisory agreement with ASA, the Company’s outstanding Series B convertible preferred shares were exchanged for 1,272,000 newly created Series C convertible preferred shares which have the same voting and dividend rights as if they had already been converted into 1,272,000 common shares (see note 2).

As of December 31, 2002, we had contracted with Apple Suites Realty Group, Inc. (“ASRG”) to provide brokerage services for the acquisition and disposition of our real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. For the quarter and year ended March 31, 2003 and December 31, 2002, ASRG earned $644,000 and $5,866,784, respectively, under this agreement. ASRG is owned by Mr. Glade M. Knight, our Chairman. Concurrent with our merger with Apple Suites on January 31, 2003, our agreement with ASRG was terminated.

In addition, each Apple Suites Class B convertible share owned by Mr. Knight and two other individuals, issued and outstanding immediately prior to the effective time of the merger, was converted into a Unit. As a result, holders of Apple Suites Class B received 480,000 common shares of Apple Suites. The 400,000 Apple Suites common shares converted into 480,000 Units of the Company.  Apple Suites will recognize expense of approximately $3.8 million in its Income Statement in the first quarter of 2003 related to this conversion.

Note 7

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:

	Three months ended March 31, 2003	Three months ended March 31, 2002

Numerator:
Net (loss) income and numerator for basic and diluted earnings	$(10,778,908)	$2,288,543
Denominator:
Denominator for basic earnings per share-weighted-average shares	38,576,554	14,981,093
Effect of dilutive securities:
Stock options:	—	1,100

Denominator for basic and diluted earnings per share-adjusted weighted-average shares and assumed conversions	38,576,554	14,982,193

Basic and diluted earnings per common share	$(.28)	$.15

Note 8

Pro Forma Information

The following pro forma information for the quarters ended March 31, 2003 and 2002 is presented as if the acquisition of Apple Suites, Inc. as well as the Res I and Res II portfolio and Redmond acquisition, occurred on January 1, 2002.  The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2002, nor does it purport to represent the results of operations for future periods.

	Three months ended March 31, 2003	Three months ended March 31, 2002

Hotel revenues	$47,214,083	$41,528,502
Net income	$5,116,692	$1,120,349
Net income per share-basic and diluted	$.12	$.04

The pro forma information reflects adjustments for actual revenues and expenses of the 38 hotels acquired in 2002 for the respective period in 2002 prior to acquisition by the Company.  Net income has been adjusted as follows:  (1) expense related to the issuance of Series C preferred convertible stock and expense related to the termination of the advisory contract have been eliminated since they are directly attributable to the Apple Suites acquisition and are not expected to have on-going impact; (2) depreciation has been adjusted based on the Company’s basis in the hotels; (3) advisory expenses have been adjusted based on the Company’s contractual arrangements; (4) interest expense has been adjusted to reflect the acquisition as of January 1, 2002; (5) common stock raised during 2002 to purchase these hotels has been adjusted to reflect issuances as of January 1, 2002, including issuance of Series C preferred convertible stock.

Note 9

Industry Segments

The Company owns extended-stay hotel properties throughout the United States that generate rental and other property related income.  The Company separately evaluates the performance of each of its hotel properties.  However, because each of the hotel properties has similar economic characteristics, facilities, and services, the properties have been aggregated into a single segment.  All segment disclosure is included in or can be derived from the Company’s consolidated financial statements.

Note 10

Subsequent Events

In April 2003, the Board of Directors of the Company declared and distributed to its shareholders dividends in the amount of $10.7 million ($0.25 per share).

Item 2      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such Statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the extended-stay hotel industry.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.  In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission.

General

We are a real estate investment trust (“REIT”) that owns upper-end, extended-stay hotels.  We were formed on January 17, 2001, with the first investor closing commencing on May 1, 2001.

Hotels Owned

We own sixty-six hotels, with a total of 7,869 suites.

The following table summarizes the locations of and number of suites at these ten hotels (collectively, the “Crestline Portfolio”), all of which operate as part of the Residence Inn® by Marriott® franchise system:

Location of hotels	# of Suites

Montgomery, Alabama	94
Bakersfield, California	114
Concord, California	126
San Ramon, California	106
Meriden, Connecticut	106
Atlanta/Hapeville, Georgia	126
Boston, Massachusetts	130
Cincinnati, Ohio	118
Dallas, Texas	120
Houston, Texas	110

Total	1,150

Fifteen of our hotels were acquired effective February 22, 2002, in a transaction described below under “Recent Acquisition-Res I Portfolio.”  The following table summarizes the location of and number of suites at these fifteen hotels (the “Res I Portfolio”), all of which operate as part of the Residence Inn® by Marriott® franchise system:

Location of hotels	# of Suites

Costa Mesa, California	144
La Jolla, California	288
Long Beach, California	216
Boulder, Colorado	128
Atlanta-Buckhead, Georgia	136
Atlanta-Cumberland, Georgia	130
Atlanta-Dunwoody, Georgia	144
Chicago, Illinois	144
Southfield, Michigan	144
Chesterfield, Missouri	104
St. Louis-Galleria, Missouri	152
Cincinnati, Ohio	144
Columbus, Ohio	96
Dayton-North, Ohio	64
Dayton-South, Ohio	96

Total	2,130

Twenty-three of our hotels were acquired in August 2002, in a transaction described below. The following table summarizes the location of and number of suites at these twenty-three hotels (the “Res II Portfolio”), all of which operate as part of the Residence Inn® by Marriott® franchise system:

Location of hotels	# of Suites

Akron, Ohio	112
Arcadia, California	120
Birmingham, Alabama	128
Boca Raton, Florida	120
Boston, Massachusetts	96
Charlotte, North Carolina	91
Chicago-Deerfield, Illinois	128
Placentia, California	112
Columbia, South Carolina	128
Greensboro, North Carolina	128
Irvine, California	112
Jackson, Mississippi	120
Jacksonville, Florida	112
Kalamazoo, Michigan	83
Las Vegas, Nevada	192
Lubbock, Texas	80
Memphis, Tennessee	105
Pensacola, Florida	64
Philadelphia, Pennsylvania	88
St. Petersburg, Florida	88
Santa Fe, New Mexico	120
Shreveport, Louisiana	72
Spartanburg, South Carolina	88

Total	2,487

Seventeen of our hotels were acquired as a result of the merger with Apple Suites, Inc. on January 31, 2003. The following table summarizes the location of and number of suites at these seventeen hotels, all of which are operated as part of Homewood Suites® by Hilton® franchise system:

Location of hotels	# of Suites

Boulder, Colorado	112
Clearwater, Florida	112
Atlanta-Buckhead, Georgia	92
Atlanta-Cumberland, Georgia	124
Atlanta-Peachtree, Georgia	92
Baltimore, Maryland	147
Detroit, Michigan	76
Jackson, Mississippi	91
St. Louis, Missouri	145
Portland, Oregon	123
Philadelphia, Pennsylvania	123
Dallas-Addison, Texas	120
Dallas-Las Colinas, Texas	136
Dallas-Plano, Texas	99
Salt Lake City, Utah	98
Herndon, Virginia	109
Richmond, Virginia	123

Total	1,922

Effective January 3, 2003, the company acquired one hotel. The following table summarizes the location of and number of suites at this hotel, which is operated as part of the Residence Inn® by Marriott® franchise system.

Location of hotel	# of Suites

Redmond, Washington	180

Total	180

Management Agreements

Our Residence Inn hotels are subject to management agreements under which Residence Inn® by Marriott®, Inc. (the “Manager”) manages the Company’s hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of the Manager of up to an additional 50 years.  The agreements generally provide for payment of base management fees, which are calculated annually and are generally 3% of sales, and incentive management fees, which are generally equal to 15% to 20% of operating profit (as defined in the management agreements) over a priority return (as defined in the management agreements) to the Company.  Incentive fees are payable only to the extent of cash flow from the properties as described in the management agreement on a portfolio basis.  We have three portfolios of multiple hotels and one other hotel with separate incentive management agreements which are subject to this calculation.  We record incentive management fee exposure when it is considered probable that these fees will be paid.  See “Expenses” under Results of Operations below for further discussion.

Promus manages day-to-day operations of our Homewood Suites hotels.  For the hotels acquired prior to 2001, Promus charges fees equal to 4% of total revenue for this function.  For two of the hotels acquired in 2001, Promus charges a base management fee of 2% of total revenue and an incentive management fee calculated on the basis of operating profit of the hotels.  No incentive management fees were earned in 2002.  For the two other hotels acquired in 2001, Promus charges 2% of total revenues for the first twelve months, 3% of total revenues for the second twelve months and 4% or total revenues thereafter.  Promus also charges a fee of 4% of suite revenue for franchise licenses to operate as a Homewood Suites® by Hilton® and to participate in its reservation system.  Total expenses for franchise fees, management fees, advertising expenses and other reimbursable services were $881,573 and $1,342,226 for the first three months of 2003 and 2002, respectively.  These expenses are included in the hotel operating expenses mentioned below.

Recent Acquisitions

Recent Acquisition – Res I Portfolio

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

The gross purchase price for the acquisition was approximately $133.4 million. The purchase price, as adjusted at closing, was paid through a combination of transactions. In November 2001, we made a deposit of $35 million, which was applied toward the purchase price at closing.  In addition, we made a cash payment of approximately $7 million at closing. To satisfy the remainder of the purchase price, we received a credit at closing equal to the unpaid balance of existing loans, which were secured by the hotels. These secured loans have been subsequently refinanced and are an obligation of the Res I Partnership.  Further details about the refinance are provided under “Notes Payable” section below and in Note 3 of the “Notes to Financial Statements” in Item 1.  We also used the proceeds of our offerings to pay 2% of the total gross purchase price, which equals $2,667,052, as a commission to ASRG.

Recent Acquisition – Res II Portfolio

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

The secured loan continues to be an obligation of the Res II Partnership.  Further details about the secured loans are provided under the “Notes Payable” section below and in Note 3 to “Notes to the Financial Statements” in Item 1 above.

Recent Acquisition – Redmond, Washington

Effective January 3, 2003, the Company acquired a Residence Inn ® by Marriott ® hotel in Redmond, Washington, which contains 180 suites and was in operation when acquired.  The hotel offers one and two room suites with the amenities generally offered by upscale extended-stay hotels.  It is located in a developed area near Seattle, Washington.

The gross purchase price for the hotel was $32,550,000.  This amount was satisfied at closing by cash payments and other adjustments in the approximate amount of $12,550,000 and the assumption of existing secured debt.

AHT Redmond, Inc., a subsidiary of the Company that was formed to acquire the hotel, has assumed existing debt secured by the hotel.  The lender is Wells Fargo Bank Minnesota, National Association, as Trustee for the registered holders of GMAC Commercial Mortgage Securities, Inc., Mortgage Pass Through Certificates, Series 2002-C3, as serviced by GMAC Commercial Mortgage Corporation.

The principal balance of the assumed debt as of the closing date was approximately $20,000,000, which bore interest at 8.375%.  The debt is evidenced by a promissory note, dated November 28, 2000, in the original principal amount of $20,500,000.  The promissory note provides for a maturity date of December 1, 2025.

Acquisition of Apple Suites, Inc.

We also entered into a merger agreement with Apple Suites on October 23, 2002. Effective January 31, 2003, Apple Suites merged with and into Hospitality Acquisition Company, our wholly-owned subsidiary.  Apple Suites owned, either directly or through its subsidiaries, a total of 17 upper-end extended-stay hotels throughout the United States, which comprised a total of 1,922 suites, and all of which are operated as part of the Homewood Suites® by Hilton® franchise system. The merger did not change the management positions Mr. Glade M. Knight held with us prior to the merger nor did our boards of directors change as a result of the merger.

Pursuant to the merger, each Apple Suites common share, issued and outstanding immediately prior to the effective date of the merger, was converted into the right to receive either: (i) one Unit of the Company, consisting of one common share of the Company and one Series A preferred share of the Company; or (ii) if the holder of a Apple Suites common share elected, $10.00 in cash, subject to a limit on the total amount of cash to be paid in the merger. As a result of the merger, holders of Apple Suites common shares received a total of 10,883,544 Units and approximately $17.8 million in cash, and the Company assumed Apple Suites’ liability and paid certain merger costs. We funded the cash portion of the merger consideration with available cash.

Also in connection with this transaction, the Company terminated its advisory contract with ASA and became self-advised. To implement the termination of the advisory agreement, we purchased ASA.  We acquired all of Mr. Glade M. Knight’s stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement. Mr. Knight received a cash payment of $2 million and a non-interest-bearing promissory note, due four years after the merger, in a principal amount of $4.48 million.  The Company will recognize an expense related to this transaction of $5.4 million in the first quarter of 2003.

In addition, 1,272,000 newly created Series C convertible preferred shares were issued in exchange for outstanding Series B convertible preferred shares.  Holders of Series B convertible preferred shares would have otherwise been entitled to receive 1,272,000 Units upon conversion of their Series B convertible preferred shares in connection with the termination of the advisory agreement with ASA and termination of the brokerage service agreement with ASRG.  The new Series C convertible preferred shares have a liquidation preference comparable to the Series B convertible preferred shares, in that holders of Series C convertible preferred shares receive no payments in a liquidation for their Series C convertible preferred shares until holders of Units are paid in full for their Series A preferred shares. The Series C convertible preferred shares have the same voting rights and rights to receive dividend distributions as if they had already been converted to common shares.  The company recognized expense related to this transaction of $10,152,000 during the first quarter of 2003.

In addition, each Apple Suites Class B convertible share owned by Mr. Knight and two other individuals, issued and outstanding immediately prior to the effective time of the merger, was converted into a Unit. As a result, holders of Apple Suites Class B convertible shares received a total of 480,000 Units in the Merger.  Apple Suites will recognize expense of approximately $3.8 million in its Income Statement in the first quarter of 2003 related to this conversion.

Related Party Transactions

We have significant transactions with related parties.  These transactions cannot be construed to be arm’s length and the results of our operations could be different if these transactions were conducted with non-related parties.

Prior to January 31, 2003, we had contracted with ASRG to provide brokerage services for the acquisition and disposition of our real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. For the year ended December 31, 2002, ASRG earned

$5,866,784 under this agreement. During the first quarter of 2003, ASRG earned $644,000 under this contract. ASRG is owned by Mr. Glade M. Knight, our Chairman. Concurrent with our merger with Apple Suites on January 31, 2003, our agreement with ASRG was terminated.

As of December 31, 2002, we had contracted with ASA to advise and provide us day-to-day management services and due diligence services on acquisitions.  In accordance with the contract, we paid ASA a fee equal to 0.1% to 0.25% of total equity contributions we received in addition to certain reimbursable expenses. For the quarter ended March 31, 2003 and year ended December 31, 2002 through December 31, 2001, ASA earned $62,500 and $568,170, respectively, under this agreement. Concurrent with our merger with Apple Suites on January 31, 2003, our advisory agreement with ASA was terminated and no further advisory fees were due under that agreement. To implement the termination of the advisory agreement, we purchased ASA.  We acquired all of Mr. Glade M. Knight’s stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement. Mr. Knight received a cash payment of $2 million and a non-interest-bearing promissory note, due four years after the merger, in a principal amount of $4.48 million.  Also in connection with our merger and the termination of the advisory agreement with ASA, our outstanding Series B convertible preferred shares were exchanged for 1,272,000 newly created Series C convertible preferred shares which have the same voting and dividend rights as if they had already been converted into 1,272,000 common shares.

Mr. Knight also serves as the Chairman and Chief Executive Officer of Cornerstone Realty Income Trust, Inc., an apartment REIT.  Mr. Knight was Chairman and Chief Executive Officer of Apple Suites prior to our merger with it.  (Refer to the “Acquisition of Apple Suites, Inc.” section above for further information about the merger with Apple Suites).

Results of Operations

Revenues

Our principal source of revenue is hotel suite revenue.  For the quarter ended March 31, 2003 and 2002, we had suite revenue and other revenue of $41,768,938 and $11,873,486, and $1,675,698 and $477,030, respectively.  The increase in revenues is attributable to the acquisitions of 56 hotels since March 31, 2002.  For those same periods, the hotels achieved average occupancy of 74% and 73%, ADR, of $92 and $95 and REVPAR, of $68 and $69, respectively.  ADR, or average daily rate, is calculated as room revenue divided by number of rooms sold, and REVPAR, or revenue per available room, is calculated as occupancy multiplied by ADR.

For the quarter ended March 31, 2003 and 2002, respectively, the Company had interest income of $336,500 and $202,938, respectively.  Interest income represents excess cash, invested in short term money market instruments.

Expenses

Interest expense was $6,129,150 and $1,094,587, for the quarter ended March 31, 2003 and 2002 respectively.  Interest expense for the quarter ended March 31, 2003, represents interest on the 8.08%, $53 million promissory note assumed in conjunction with the Crestline acquisition, interest expense on the 8.6%, interest expense on the refinance of the Res I Partnership acquisition debt in the amount of $83 million at a fixed interest rate of 7.4%, and interest expense on the 8.85%, $130 million promissory note assumed in conjunction with the Res II Partnership acquisition and interest expense on the $20 million Redmond acquisition at 8.375% and Apple Suites debt of $76 million at 8.4%.  Interest for the quarter ended March 31, 2002 only represented the Crestline mortgage.

Depreciation expense for the quarter ended March 31, 2003 and March 31, 2002 was $3,566,842 and $1,070,758, respectively.  Depreciation expense for 2003 represents expense of our 66 hotels and related personal property, and expense for 2002 represents expense of the 10 hotels and related personal property.

Taxes, insurance and other expense for the quarters ended March 31, 2003 and 2002 was $2,616,102 or 6% of our suite revenue and $787,890 or 7% of our suite revenue, respectively.

General and administrative expenses for the quarter ended March 31, 2003 and 2002 were $523,303 or 1.2% of our suite revenue and $273,442 or 2.3% of our suite revenue, respectively. This percentage decreased as our asset base grew during 2002.

Hotel operating expenses totaled $10,505,864 or 25% of our suite revenue and $2,610,056 or 22% of our suite revenue for the quarter ended March 31, 2003 and 2002, respectively.  The reduction of REVPAR has increased hotel operating expenses on a % basis due to fixed costs associated with operating a hotel.

Residence Inn Hotels

Our Residence Inn hotels are subject to management agreements under which the Manager manages our hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of the Manager of up to an additional 50 years. The agreements generally provide for payment of base management fees, which are calculated annually and are generally 3% of sales, and incentive management fees, which are generally equal to 15% to 20% of operating profit (as defined in the management agreements) over a priority return (as defined in the management agreements) to us.  Total incentive management fees may not exceed 20% of cumulative operating profit, or 20% of current year operating profit.  Incentive management fees are currently payable only if and to the extent there is sufficient cash flow from the hotels after consideration of qualifying debt service and after consideration to a priority return on investment, including property improvements.  Amounts not currently payable are deferred and are payable in future years only if and to the extent there is sufficient cash flow from future operations or upon sale or refinancing of the hotels after consideration to a priority return to us (as defined in the management agreements), which is generally 12%.  In the event of early termination of the management agreements, the Manager will receive additional fees based on the unexpired term and expected future base and incentive management fees. We have the option to terminate the management agreements if specified performance thresholds are not satisfied.

Incentive fees are payable on a portfolio by portfolio basis for Residence Inn properties.  We have three portfolios of multiple hotels and one other hotel with separate management agreements which are subject to this calculation. We record incentive management fee exposure when it is considered probable that these fees will be paid.  We have recorded the full amount of deferred incentive management fees on the Res III portfolio and Redmond hotel.  We have not recorded any deferred incentive management fees for the Res I and Res II portfolios.

We have acquired our Residence Inn hotels in separate transactions, (“Res I” – purchased February 2002, “Res II” – purchased August 28, 2002, and “Res III” – purchased September 2001).  In the Res I and Res II purchases, we assumed the amended and restated management agreements in effect with the Manager by the prior owner and we assumed deferred incentive management fees totaling $6.7 million and $7.0 million, respectively, at the date of the respective acquisitions.  Additionally, we assumed the cost basis of $187 and $243 million for Res I and Res II, respectively, and the holding period of the prior owner for purposes of calculating the priority returns upon sale of the properties.  We paid approximately $132 and $161 million for Res I and Res II, respectively.

The following table summarizes deferred incentive management fees (“DIMF”) under these management agreements (dollars in millions).

	DIMF Assumed	IMF Accumulated Post-Acquisition	Total IMF	2003 IMF Paid	Total DIMF	Amount Accrued in Consolidated Balance Sheet

Res I	$6.7	$3.3	$10.0	$.0	$10.0	$0
Res II	7.0	1.3	8.3	.0	8.3	0
Res III	0.7		.7	0.7		.7
Redmond	0.1		.1	.1	0	0

Total	$13.7	$5.4	$19.1	$.1	$19.0	$.7

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

The lessees are obligated to provide the Manager with sufficient funds, generally 5% of revenue, to cover the cost of replacements and renewals to the hotels’ property and improvements. Under certain circumstances, the lessees will be required to establish escrow accounts for such purposes under terms outlined in the agreements. To the extent the lessees are not required to fund such amounts into escrow accounts, the lessees remain liable to make such fundings in the future. The lessees are obligated under these management agreements to fund FF&E requirements in excess of amounts placed in restricted cash accounts, which was $9,338,464 and $7,350,048, respectively, at March 31, 2003 and December 31, 2002.

In addition to management fees, we also pay each hotels’ pro rata share of the Manager’s actual costs and expenses incurred in providing certain chain services on a central or regional basis to all the hotels operated by the Manager or other Marriott affiliate.  Chain services include central training and development; computerized payroll and accounting services; and such additional central or regional services performed on a centralized basis.  For the quarters ended March 31, 2003 and 2002, respectively, the Company had incurred $705,794 and $199,419 in chain services.

The management agreements also provide for payments of costs associated with certain system-wide advertising, promotional and public relations materials and programs and the operational costs of reservation systems.  Each hotel pays two and one-half percent (2.5%) of suite revenues to this marketing fund.  For the quarters ended March 31, 2003 and 2002, respectively, the Company incurred $2,987,751 and $630,963 in marketing fees.

Homewood Suites Hotels

The Company’s seventeen Homewood Suites hotels are managed by Promus Hotels, Inc. (“Promus”), a wholly owned subsidiary of Hilton Hotels Corporation (“Hilton”) under the terms of a management agreement, as part of the Homewood Suites® by Hilton® franchise.

The Company is obligated to pay the costs of real estate and personal property taxes, property insurance and maintenance of the hotels.  The Company is committed under management agreements to fund up to 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment At March 31, 2003 and 2002, Promus held $3,008 and $324,737, respectively, for these capital improvement reserves. In addition, in accordance with the franchise agreements, at March 31, 2003 and 2002, $54,762 and $443,101, respectively, were held for the Property Improvement Plan with a financial institution and treated as restricted cash.

Promus manages day-to-day operations of the Homewood Suites hotels.  For the hotels acquired prior to 2001, Promus charges fees equal to 4% of total revenue for this function.  For two of the hotels acquired in 2001, Promus charges a base management fee of 2% of total revenue and an incentive management fee calculated on the basis of operating profit of the hotels.  No incentive management fees were earned in 2003 or 2002.  For the other two hotels acquired in 2001, Promus charges 2% of total revenues for the first twelve months, 3% of total revenues for the second twelve months and 4% of total revenues thereafter.  Promus also charges a fee of 4% of suite revenue for franchise licenses to operate as a Homewood Suites® by Hilton® hotel and to participate in its reservation system.  Total expenses for these services were $881,573 and $1,342,226 for the first three months of 2003 and 2002, respectively.  These expenses are included in the hotel operating expenses mentioned above.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents totaled $66,416,917 at March 31, 2003 and $125,521,805 at December 31, 2002.  We plan to use this cash for future acquisition costs, renovations, distributions to shareholders, debt service and to fund general corporate expenses.

Equity

From the initial closing under our first offering, and through our second offering and through the period ended December 31, 2002, we sold 30,157,931 Units (3,157,895 units at $9.50 per Unit and 27,000,036 Units at $10 per Unit) to our investors, including Units sold through the reinvestment of distributions.  The total gross proceeds from the Units sold were $300,000,360 which netted us $268,131,348 after the payment of selling commissions and other offering costs.

Notes Payable

AHT Redmond

The principal balance of the assumed debt as of the closing date was approximately $20,000,000.  The debt is evidenced by a 8.375% promissory note, dated November 28, 2000, in the original principal amount of $20,500,000.  The promissory note provides for a maturity date of December 1, 2025.

Apple Suites Portfolio

In connection with the Company’s merger with Apple Suites, the Company assumed $76 million of secured notes.  The notes bear an average fixed rate of interest of 8.4% per annum and are secured by 14 hotels.  The loan is payable in monthly installments, including principal and interest.

Total Notes Payable

The aggregate amounts of principal payable under all of the Company’s promissory notes, for the five years subsequent to March 31, 2003 are as follows:

Total

2003	$4,872,634
2004	6,916,154
2005	7,612,510
2006	127,654,864
2007	5,669,699
Thereafter	205,990,775

$358,716,636
Fair Value Adjustment of Assumed Debt	11,374,493

$370,091,129

Lease Commitments

We and our subsidiaries lease certain equipment.  The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property.  The leases on most of the properties contain renewal options.

Following is a summary of future minimum payments that have initial or remaining non-cancelable lease terms subsequent to December 31, 2002:

Year	Total

2003	$359,421
2004	288,459
2005	39,195
2006	31,574
2007	8,043

Total minimum lease payments	$726,692
Less: imputed interest	(65,624)

$661,068

Capital Requirements

Our distribution policy is at the discretion of the board of directors and depends on several factors.  The distribution rate for the quarter ended March 31, 2003 and year ended December 31, 2002 was at a rate of $1.00 per unit outstanding.

In January 2003, we declared a special distribution related to the acquisition of Apple Suites, of $0.497 per share to shareholders of record on January 20, 2003.  The dividend, which approximated $15 million, was paid on February 3, 2003.

In April 2003, we declared and paid a distribution of $.25 per share to common and Series C preferred convertible share holders resulting in cash distributed of approximately $10.7 million.

In general, we expect capital resources to be adequate to meet our cash requirements in 2003.

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

Impact of Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation.  Competitive pressures may, however, limit the operators’ ability to raise room rates.  Currently we are not experiencing any material impact from inflation.

Seasonality

The hotel industry historically has been seasonal in nature.  Seasonal variations in occupancy at our hotels may cause quarterly fluctuations in our revenues.  To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, we expect to utilize cash on hand to make distributions.

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

In April 2002, the FASB issued Statement 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“SFAS No. 145”).  Statement 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item.  Apple Hospitality reported the early extinguishment of the Res I debt as an extraordinary item for 2002.  The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will require the Company to reclassify prior period items into continuing operations, including those recorded in the current period, that do not meet the extraordinary classification.  Additionally, future gains and losses related to debt extinguishment may be required to be classified in income from continuing operations.  The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 became effective in fiscal years beginning after May 15, 2002.  The Company, from time to time, incurs such charges and is currently assessing the impact that this statement will have on its consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This statement requires that a liability for the fair value of a guarantee be recognized at the time the obligation is undertaken.  The statement also requires that the liability be measured over the term of the related guarantee.  This statement is effective for all guarantees entered into subsequent to December 31, 2002.  For all guarantees entered into prior to December 31, 2002, there is to be no change in accounting; however, disclosure of management’s estimate of its future obligation under the guarantee is to be made.  The company currently does not have any guarantee obligations to which Interpretation 45 applies.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.”  This statement refines the identification process of variable interest entities and how an entity assesses its interest in a variable interest entity to decide whether to consolidate that entity.  The company has formed wholly-owned subsidiaries for financing purposes and such financing is reflected in the consolidated financial statements.  Currently, the company does not anticipate this Statement having a material impact on its consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Our market risk is exposure to changes in mortgage interest rates related to the assumption of the mortgage note and interest rates on short-term investments.  The interest rate of the debt related to the Res III portfolio, Res II portfolio and Res I, Apple Suites and AHT Redmond portfolio is 8.08%, 8.85%, and 7.4%, 8.4% and 8.375%, respectively.  If market interest rates for fixed-rate debt were 100 basis points higher at March 31, 2003, the fair value of the fixed-rate debt for the Res III portfolio, Res II portfolio and Res I portfolio would have decreased from $51.2 million to $49.0 million, $135 million to $132 million, $82.8 million to $78.1 million, $76 million to $73 million and $20 million to $19 million, respectively.  If market interest rates for fixed-rate debt were 100 basis points lower at March 31, 2003, the fair value of the fixed-rate debt for the Res III portfolio, Res II portfolio and Res I portfolio would have increased from $51.2 million to $53.9 million, $135 million to $139 million, $82.8 million to $89.2 million, $76 million to $79 million, and $20 million to $21 million, respectively.  We invested proceeds from our “best efforts” offering in short-term money market investments pending acquisitions.  If short-term market interest rates had been 100 basis points higher on average for the first quarter, the interest income would have increased by approximately $60,000.  If short-term market interest rates had been 100 basis points lower on average during 2002, the investment income would have decreased by approximately $60,000.  We intend to invest this money in real estate assets as suitable opportunities arise.

Item 4.     Controls and Procedures

Based on their most recent review, which was completed within 90 days of the filing of this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II     OTHER INFORMATION:

Item 2     Changes in Securities and Use of Proceeds

In connection with the merger with Apple Suites, our advisory agreement and the advisory agreement of Apple Suites with ASA were terminated.  No further advisory fees are due under those agreements. In addition, the property acquisition/distribution agreements that the companies had with ASRG also were terminated. As a result of the merger, the 240,000 Class B convertible preferred shares of Apple Suites held by Glade M. Knight and two business associates converted into 480,000 common shares of Apple Suites, which subsequently converted into 480,000 units. Mr. Knight and the other holders of our Series B convertible preferred shares exchanged their Series B convertible preferred shares for 1,272,000 newly created Series C convertible preferred shares.

Series C Convertible Preferred Shares Dividend and Distribution Rights

The holders of our Series C convertible preferred shares will be entitled to receive, on an as converted basis, the same distributions as declared for the holders of our common shares, except for distributions in liquidation. If we liquidate our assets or dissolve entirely and our assets are sufficient to pay the distribution rights of the Series A preferred shares in full, the remaining assets will first be used to pay $10.00 per share to the holders of the Series C convertible preferred shares, on an as converted basis. Then, any remaining assets will be distributed pro rata to the holders of common shares and the holders of Series C convertible preferred shares, on an as converted basis.

Conversion

The Series C convertible preferred shares will be convertible into units upon and for 180 days following the occurrence of either of the following events: (1) we transfer substantially all of our assets, stock or business as a going concern, whether through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of our business; or (2) we list our units on a national securities exchange or quotation system or in any established market. Upon the occurrence of either triggering event, each Series C convertible preferred share will be convertible into one unit, subject to adjustment to reflect stock dividends on, or split, subdivision or combination of, our common shares.

Voting Rights

The holders of Series C convertible preferred shares are entitled to vote on all matters submitted to a vote of shareholders as if they were converted into our common shares, except as otherwise provided by law. The holders of our common shares and the holders of Series C convertible preferred shares, on an as converted basis, have exclusive voting power with respect to the election of directors, except as provided with respect to any other class or series of shares. There is no cumulative voting in the election of directors. Therefore the holders of a majority of the outstanding common shares and Series C convertible preferred shares, on an as converted basis, are able to elect all of the directors then standing for election and the holders of the remaining common shares and Series C convertible preferred shares are not able to elect any directors.

Item 6     Exhibits and Reports on Form 8-K

(a)Exhibit No.	Exhibit Description

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

2.4

Agreement and Plan of Merger dated as of April 30, 2002 by and among Apple -43- Hospitality Two, Inc., AHT Res II Acquisition, L.P., RIBM Two LLC and Marriott Residence Inn II Limited Partnership. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

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

4.2

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

4.2	Deed Of Trust Note, dated November 28, 2000, in the original principal amount of $20,500,000 and made payable to the order of GMAC Commercial Mortgage Corporation.

4.2

Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing, dated as of November 28, 2000 from RedInn Hotel, L.P. to TransNation Title Insurance Company for the benefit of GMAC Commercial Mortgage Corporation.

4.2

Assumption and Modification Agreement, dated January 17, 2003, by and among Wells Fargo Bank Minnesota, N.A., GMAC Commercial Mortgage Securities, Inc., RedInn Hotel, L.P., AHT Redmond, Inc., W.I. Realty, L.C., W.I. Realty I, L.P., Apple Hospitality Two, Inc. and AHM-SPE I, Inc.

10.1

Hotel Lease Agreement dated January 17, 2003 by and between AHT Redmond, Inc. and AHM-SPE I, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

10.2

Management Agreement dated January 28, 1998 by RedInn Hotel, L.P. and Residence Inn by Marriott, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

10.3

Assignment, Assumption and Amendment of Management Agreement dated as of January 17, 2003 by and among RedInn Hotel, L.P., AHM-SPE I, Inc. and Residence Inn By Marriott, Inc. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

10.4

Owner Agreement dated as of January 17, 2003 by and among AHT Redmond, Inc., AHM-SPE I, Inc. and Residence Inn by Marriott, Inc. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

99.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002.*

*	filed herewith

(b) Reports on Form 8-K

                     The following table lists the reports of Form 8-K filed by the Company during the quarter ended March 31, 2003, the items reported and the financial statements included in the filings.

Type and Date of Reports

Form 8-K dated January 17, 2003 and filed January 29, 2003, reporting on item 5.

Form 8-K/A dated January 17, 2003 and filed February 3, 2002, reporting on items 2 and 7

Form 8-K dated January 31, 2003 and filed February 11, 2003, reporting on items 2 and 7 and including the following financial information:

(a) Financial Statements of Business Acquired.

Financial statements of Apple Suites, Inc. were incorporated by reference in the Form 8-K dated February 11, 2003, having been previously filed and reported in our registration statement on Form S-4 (No. 333-101194), which incorporated by reference the following reports of Apple Suites, Inc. (File Number: 000-30491):

(i) Annual Report on Form 10-K for the year ended December 31, 2001;
(ii) Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002; and
(iii) Current Reports on Form 8-K filed July 2, 2001 (as amended by Current Report on Form 8-K/A on September 4, 2001 and April 1, 2002) and October 25, 2002.

(b) Pro Forma Financial Information.

Our Unaudited Pro Forma Condensed Combined Consolidated Financial Statements relating to the Merger have been previously filed and reported in the registration statement of Form S-4 (No. 333-101194) and were incorporated by reference in the Form 8-K/A dated February 11, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE HOSPITALITY TWO, INC.

By:	/s/ GLADE M. KNIGHT	Date: May 15, 2003

Glade M. Knight,
Chairman of the Board, Chief Executive Officer, and President

By:	/s/ DAVID S. MCKENNEY	Date: May 15, 2003

David S. McKenney,
Senior Vice President Chief Financial Officer and Treasurer

CERTIFICATIONS

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

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

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

Date: May 15, 2003	/s/ GLADE M. KNIGHT

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

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

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

Date: May 15, 2003	/s/ DAVID S. MCKENNEY

David S. McKenney
Chief Financial Officer
Apple Hospitality Two, Inc.