Form 10-Q
period 2003-06-30
APPLE HOSPITALITY TWO INC
filed 2003-08-12
CIK 1132747

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO ________________

Commission File Number 000-49748

APPLE HOSPITALITY TWO, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-2010305
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 SOUTH THIRD STREET RICHMOND, VIRGINIA 23219	23219
(Address of principal executive offices)	(Zip Code)

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

At August 1, 2003, there were 42,785,856 outstanding shares of common stock, no par value, of the registrant.

APPLE HOSPITALITY TWO, INC.

FORM 10-Q

APPLE HOSPITALITY TWO, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2003	December 31, 2002
ASSETS
Investment in hotels, net of accumulated depreciation of $16,793,091 and $8,646,478, respectively	$620,300,897	$388,033,707
Cash and cash equivalents	49,381,864	125,521,805
Restricted cash:
Furniture, fixtures & equipment escrows	16,854,066	18,640,007
Debt service & other escrows	11,478,542	7,350,048
Distributions held for prior limited partners	9,146,851	10,587,197
Due from third party manager, net	2,506,889	2,873,729
Deferred financing costs, net	1,128,858	1,192,122
Other assets	4,951,176	3,555,485

Total Assets	$715,749,143	$557,754,100

LIABILITIES
Notes payable-secured	$367,262,457	$269,296,791
Capital lease obligations	470,405	860,852
Accounts payable & accrued expenses	7,331,624	4,577,942
Accounts payable-prior limited partners	9,146,851	10,587,197
Interest payable	2,182,704	1,319,411
Note payable-related party	3,445,003	156,124
Distributions payable	—	7,259,218
Deferred incentive management fees payable	714,865	714,865

Total Liabilities	390,553,909	294,772,400

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, authorized 15,000,000 shares; none issued or outstanding	—	—
Series B preferred convertible stock, no par value, authorized 240,000 shares; issued and outstanding — and 240,000 shares, respectively	—	24,000
Series C preferred convertible stock, no par value, authorized 1,272,000 issued and outstanding 1,272,000 and — shares respectively	10,176,000	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 41,513,856 shares, and 30,157,931 shares, respectively	351,176,817	268,131,348
Distributions greater than net income	(36,157,583)	(5,173,648)

Total Shareholders’ Equity	325,195,234	262,981,700

Total Liabilities and Shareholders’ Equity	$715,749,143	$557,754,100

See notes to consolidated financial statements.

APPLE HOSPITALITY TWO, INC.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three months ended June 30, 2003	Three months ended June 30, 2002	Six months ended June 30, 2003	Six months ended June 30, 2002
REVENUES:
Suite revenue	$49,459,061	$21,508,446	$91,227,999	$33,381,932
Other revenue	739,994	711,191	2,415,692	1,188,221

Total revenues	50,199,055	22,219,637	93,643,691	34,570,153

EXPENSES:
Operating expenses	12,558,152	4,988,913	23,064,016	7,598,969
Hotel administrative expense	4,798,343	2,418,433	8,895,736	3,778,594
Sales and marketing	3,748,542	1,185,833	6,736,293	1,816,796
Utilities	2,269,513	823,588	4,571,825	1,394,588
Repair and maintenance	2,920,355	591,440	5,246,799	924,260
Franchise fees	1,996,718	860,339	3,685,398	1,335,276
Management fees	1,161,818	1,107,002	2,358,227	1,515,880
Chain services	878,314	338,915	1,584,108	538,334
Taxes, insurance and other	3,349,075	1,424,144	5,965,177	2,212,034
Merger expense-related party	—	—	15,914,000	—
General and administrative	356,698	409,883	880,001	683,325
Depreciation of real estate owned	4,579,771	1,568,528	8,146,613	2,639,286

Total expenses	38,617,299	15,717,018	87,048,193	24,437,342

Operating income	11,581,756	6,502,619	6,595,498	10,132,811
Interest income	314,644	133,449	651,144	336,387
Imputed interest expense	—	—	—	(450,000)
Interest expense	(6,413,172)	(3,408,015)	(12,542,322)	(4,502,602)

Net income (loss)	$5,483,228	$3,228,053	$(5,295,680)	$5,516,596

Basic and diluted income (loss) per common share	$0.13	$0.17	$(0.13)	$0.33

Weighted average shares outstanding-basic and diluted	42,305,866	18,640,216	40,281,210	16,810,654
Distributions declared per common share	$0.25	$0.25	$0.75	$0.50

See notes to consolidated financial statements.

APPLE HOSPITALITY TWO, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Series B Preferred Convertible Stock		Series C Preferred Convertible Stock		Common Stock		Distributions Greater Than Net Income	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2002	240,000	$24,000		$—	30,157,931	$268,131,348	$(5,173,648)	$262,981,700
Offering costs	—	—	—	—	(6,129)	(61,291)	—	(61,291)
Common shares issued through reinvestment of distributions	—	—	—	—	—	—	—	—
Common shares issued through merger with Apple Suites, Inc.	—	—	—	—	11,362,054	83,106,760	—	83,106,760
B shares issued through merger with Apple Suites, Inc.	(240,000)	(24,000)			—	—	—	(24,000)
C shares issued through merger with Apple Suites, Inc.	—	—	1,272,000	10,176,000	—	—	—	10,176,000
Net (loss)				—	—	—	(5,295,680)	(5,295,680)
Cash distributions declared and paid to shareholders	—	—	—	—	—	—	(25,688,255)	(25,688,255)

Balance at June 30, 2003	—	$—	1,272,000	$10,176,000	41,513,856	$351,176,817	$(36,157,583)	$325,195,234

See notes to consolidated financial statements.

APPLE HOSPITALITY TWO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30, 2003	Six months ended June 30, 2002
Cash flow from operating activities:
Net (loss) income	$(5,295,680)	$5,516,596
Adjustments to reconcile to cash (used) provided by operating activities:
Depreciation of real estate owned	8,146,613	1,554,353
Imputed interest	—	450,000
Non-cash portion of merger related expense	13,576,000	—
Net accretion of fair value adjustment to mortgage notes payable	(1,334,032)	—
Amortization of deferred financing costs	63,264	—
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	1,232,297	(1,675,053)
Deferred incentive management fee	—	613,882
Debt service and other escrows	(3,269,219)	—
Other assets	(1,108,232)	34,132
Accounts payable-affiliates	(168,294)	(260,789)
Accrued interest	863,293	—
Accrued expenses	769,076	1,542,756

Net cash provided by operating activities	13,475,086	7,775,877
Cash flow from investing activities:
Net cash paid for hotel acquisitions	(12,550,000)	(3,508,339)
Net cash paid for acquisition of Apple Suites, Inc.	(17,967,987)	—
Capital improvements	(20,770,952)	(347,525)
Deposit for potential acquisition	—	(3,000,000)
Decrease (increase) in cash restricted for capital improvements	2,057,109	(4,878,070)

Net cash used in investing activities	(49,231,830)	(11,733,934)
Cash flow from financing activities:
Cash paid for offering costs	(61,291)	—
Repayment of unsecured line of credit	(3,000,000)	—
Capital lease obligations-principal payments	(390,447)	—
Deposit for mortgage note refinancing	—	(2,000,105)
Repayment of secured notes payable	(3,983,986)	(1,564,665)
Net proceeds from issuance of common stock	—	67,595,331
Cash distributions paid to shareholders	(32,947,473)	(6,746,543)

Net cash provided by financing activities	(40,383,197)	57,284,018
Increase (decrease) in cash and cash equivalents	(76,139,941)	53,325,961
Cash and cash equivalents, beginning of period	125,521,805	15,468,841

Cash and cash equivalents, end of period	$49,381,864	$68,794,802

Supplemental Information:
Interest paid, net of amounts capitalized	$14,870,624	$4,502,602
Non-cash transactions:
Other assets assumed in acquisitions	$1,152,915	—
Escrows assumed in acquisitions	$1,130,443	—
Assumption of mortgage notes payable	$103,283,684	$91,602,595
Deposit for acquisitions used for acquisition of hotels	—	$35,000,000
Issuance of common stock	$83,106,760	—
Conversion of Series B convertible stock	$24,000	—
Liabilities assumed in acquisitions	$5,041,778	—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited consolidated financial statements.

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

Stock Incentive Plans

The Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options. As discussed in Note 4, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (“FASB 123”) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant and other criteria are met, no compensation expense is recognized.

Compensation expense related to issuance of 202,500 Series B convertible preferred shares to Mr. Knight was recognized at such time when the number of shares to be issued for conversion of the Series B shares could be reasonably estimated and the Merger, as defined in Note 2 below, which triggered the conversion of the Series B shares to shares was probable. The expense was measured as the difference between the fair value of the shares for which the Series B convertible preferred shares were converted and the amounts paid for the Series B convertible preferred shares.

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

Stock compensation expense included in the Statement of Operations for the six months ended June 30, 2003 was $10,176,000, attributable to the conversion of all 240,000 B shares to common stock. The amount of stock compensation expense that would have been recognized had the fair value method prescribed under SFAS No. 123 been applied is also $10,176,000, as the Merger, defined in Note 2 below, triggered the conversion of the Class B convertible preferred shares under a known conversion ratio.

	Three months ended June 30, 2003	Three months ended June 30, 2002	Six months ended June 30, 2003	Six months ended June 30, 2002
Net income, as reported	$5,483,228	$3,228,053	$(5,295,680)	$5,516,596

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	10,176,000	—	10,176,000	—

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	10,188,239	7,580	10,188,239	7,580

Pro forma net income as if the fair value had been applied to all option grants	$5,470,989	$3,220,473	$(5,307,919)	$5,509,016

Earnings per share: Basic and diluted-as reported	$0.13	$0.17	($0.13)	$0.33
Basic and diluted-pro forma	$0.13	$0.17	($0.13)	$0.33

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

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The Lessee has a taxable loss during the three and six months ended June 30, 2003 and 2002. No benefit has been recorded since realization of such benefit is not probable.

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

Note 2

Investment in Hotels

At June 30, 2003, the Company owned sixty-six hotels. Ten of the hotels (the “Crestline Portfolio” or “Res III Portfolio”) were acquired by the Company in September 2001 from Crestline Capital Corporation and certain of its subsidiaries. Fifteen of the Company’s hotels (the “Res I Portfolio”) were acquired effective February 22, 2002, and twenty-three (the “Res II Portfolio”) were acquired effective August 28, 2002. An additional hotel in Redmond, Washington was acquired effective January 3, 2003. Seventeen hotels were acquired in connection with the acquisition of Apple Suites, Inc on January 31, 2003.

Investment in hotels consisted of the following:

Land	$138,671,816
Building and improvements	457,894,229
Furniture fixtures and equipment	40,527,943

637,093,988
Less: accumulated depreciation	(16,793,091)

Investment in hotels, net	$620,300,897

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

Pursuant to the merger, each Apple Suites common share, issued and outstanding immediately prior to the effective time of the merger, was converted into the right to receive either: (i) one Unit of the Company, consisting of one common share of the Company and one Series A preferred share of the Company; or (ii) if the holder of an Apple Suites common share elected, $10.00 in cash per share, subject to a limit on the total amount of cash to be paid in the merger. As a result of the merger, holders of Apple Suites common shares received a total of 10,883,544 Units of the Company and approximately $17.8 million in cash. In addition, 480,000 Units related to the B shares were converted, as consideration for the merger. The Company funded the cash portion of the Merger consideration with available cash, and the Company assumed Apple Suites’ liability and paid certain merger costs.

In connection with acquisition of Apple Suites, Company shareholders were paid a special distribution of $0.497 per share, totaling approximately $15 million.

In connection with the acquisition of Apple Suites, Inc., the Company paid total consideration of $185 million, including assumption of liabilities and transaction costs. Apple Suites assets and liabilities were recorded at fair value and no goodwill was recorded in connection with the transaction. The fair value of assets acquired and liabilities assumed were as follows:

Investment in hotels	$182,699,187
Cash	2,626,696
Restricted cash	55,607
Other assets	4,961,959

Total assets	190,343,449

Accounts payable and accrued expenses	6,276,203
Notes payable	77,624,712

Total liabilities	83,900,915

Net assets acquired	$106,442,534

Also, in connection with this transaction, the Company terminated its advisory contract with Apple Suites Advisors, Inc. (“ASA”) and became self advised with all employees of ASA becoming employees of the Company. To implement the termination of the advisory agreement, the Company purchased ASA. The Company acquired all of Mr. Glade M. Knight’s stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement. Mr. Knight received a cash payment of $2 million and a non-interest-bearing promissory note, due four years after the merger, in a principal amount of $4.48 million. The Company recognized an expense of $5.4 million related to this transaction in the first quarter of 2003. Also in connection with the Company’s merger and the termination of the advisory agreement with ASA, the Company’s outstanding Series B convertible preferred shares were exchanged for 1,272,000 newly created Series C convertible preferred shares which have the same voting and dividend rights as if they had already been converted into 1,272,000 common shares (see Note 4). In connection with this transaction, the Company recognized expense of $10,152,000 in the consolidated statement of operations through June 30, 2003.

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

Note 3

Notes Payable

Total Notes Payable

The aggregate amounts of principal payable under all of the Company’s promissory notes, for the five years subsequent to June 30, 2003 are as follows:

Total
2003	$3,377,994
2004	6,916,154
2005	7,612,510
2006	127,654,864
2007	5,669,699
Thereafter	205,990,775

$357,221,996
Fair Value Adjustment of Assumed Debt	10,040,461

$367,262,457

Note 4

Shareholders’ Equity

The issuance of the Series B convertible preferred shares to other individuals not employed by the Company is accounted for under FASB Statement No. 123, “Accounting for Stock-Based Compensation.”

In January 2003, the shareholders of the Company and Apple Suites, Inc. approved the acquisition of Apple Suites, Inc. by the Company. In connection with this transaction, all of the Company’s 240,000 Series B convertible preferred shares converted to 1,272,000 Series C convertible preferred shares of the Company. Expense related to the issuance of the Series B convertible preferred shares was determined based on fair value of the Series B convertible preferred shares at grant date in excess of amounts paid by these individuals. The fair value was determined to be $8 at the date of the merger and was accordingly expensed under merger expense in the first quarter.

The newly created Series C convertible preferred shares were issued in exchange for Series B convertible preferred shares. Mr. Knight would have otherwise been entitled to receive 1,073,000 units upon conversion of his Series B convertible preferred shares in connection with the termination of the Company’s advisory agreement with ASA and the Company’s property acquisition/distribution agreement with Apple Suites Realty Group, Inc. (“ASRG”). The new Series C convertible preferred shares will have a liquidation preference comparable to the Series B convertible preferred shares, in that holders of Series C convertible preferred shares will receive no payments in a liquidation for their Series C convertible preferred shares until holders of units are paid in full for their Series A preferred shares. The Series C convertible preferred shares will also have the same voting rights and rights to receive dividend distributions as if they had already been converted to common shares.

Note 5

Management Agreements

Residence Inn Hotels

The Company’s forty-nine Residence Inn hotels are subject to management agreements under which Residence Inn by Marriott, Inc. (the “Manager”) manages the hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of the Manager of up to an additional 50 years. The agreements generally provide for payment of base management fees, which are calculated annually and are generally 2% of sales, and incentive management fees, which are generally equal to 15% to 20% of operating profit (as defined in the management agreements) over a priority return (as defined in the management agreements) to us. Total incentive management fees may not exceed 20% of cumulative operating profit, or 20% of current year operating profit. Incentive management fees are currently payable only if and to the extent there is sufficient cash flow from the hotels after consideration of qualifying debt service and after consideration to a priority return on investment, including property improvements. Amounts not currently payable are deferred and are payable in future years only if and to the extent there is sufficient cash flow from future operations or upon sale or refinancing of the hotels after consideration to a priority return to us (as defined in the management agreements), which is generally 12%. In the event of early termination of the management agreements, the Manager will receive additional fees based on the unexpired term and expected future base and incentive management fees. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.

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

The following table summarizes deferred incentive management fees (“DIMF”) under the Residence Inn management agreements (dollars in millions).

	DIMF Assumed	IMF Accumulated Post- Acquisition	Total IMF	2003 IMF Paid	Total DIMF	Amount accrued in Consolidated Balance Sheet
Res I	$6.7	$3.8	$10.5	$0.0	$10.5	$0.0
Res II	7.0	1.6	8.6	0.0	8.6	0.0
Res III	0.0	0.7	0.7	0.0	0.7	0.7
Redmond	0.0	0.2	0.2	0.2	0.0	0.0
Total	$13.7	$6.3	$20.0	$0.2	$19.8	$0.7

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

The Lessees are obligated to provide the Manager with sufficient funds, generally 5% of revenue, to cover the cost of replacements and renewals to the hotels’ property and improvements. Under certain circumstances, the Lessees will be required to establish escrow accounts for such purposes under terms outlined in the agreements. To the extent the Lessees are not required to fund such amounts into escrow accounts, the Lessees remain liable to make such fundings in the future. The Lessees are obligated under these management agreements to fund FF&E requirements in excess of amounts placed in restricted cash accounts, which as of June 30, 2003 and 2002 had aggregate balances of $15.6 million and $7.1 million.

Homewood Suites Hotels

The Company’s seventeen Homewood Suites hotels are managed by Promus Hotels, Inc. (“Promus”), a wholly owned subsidiary of Hilton Hotels Corporation (“Hilton”) under the terms of a management agreement, as part of the Homewood Suites® by Hilton franchise.

The Company is obligated to pay the costs of real estate and personal property taxes, property insurance and maintenance of the hotels. The Company is committed under management agreements to fund up to 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment. At June 30, 2003 and 2002, Promus held $1,191,945 and $338,724, respectively, for these capital improvement reserves. In addition, in accordance with the franchise agreements, at June 30, 2003 and 2002, $65,210 and $146,615, respectively, were held for the Property Improvement Plan with a financial institution and treated as restricted cash.

Promus manages day-to-day operations of the Homewood Suites hotels. For the hotels acquired prior to 2001, Promus charges fees equal to 4% of total revenue for this function. For two of the hotels acquired in 2001, Promus charges a base management fee of 2% of total revenue and an incentive management fee calculated on the basis of operating profit of the hotels. No incentive management fees were earned in 2003 or 2002. For the other two hotels acquired in 2001, Promus charges 2% of total revenues for the first twelve months, 3% of total revenues for the second twelve months and 4% of total revenues thereafter. Promus also charges a fee of 4% of suite revenue for franchise licenses to operate as a Homewood Suites® by Hilton® hotel and to participate in its reservation system. Total expenses for these services were $779,265 and $962,114 for the six months ending June 30, 2003 and 2002, respectively. These expenses are included in the hotel operating expenses mentioned above.

Note 6

Related Parties

Prior to January 31, 2003, the Company was externally-advised and had contracted with ASA to advise and provide day to day management services to the Company. In accordance with the contract, the Company paid ASA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. For the six months ended June 30, 2003 and 2002, ASA earned $62,500 and $223,390 under this agreement

Concurrent with the Company’s merger with Apple Suites on January 31, 2003, the Company terminated its advisory contract with ASA and became self-advised. To implement the termination of the advisory agreement, the Company purchased ASA. The Company acquired all of Mr. Glade M. Knight’s stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement.

The Company is under an advisory agreement with Apple Hospitality Five, Inc. whereas the Company receives advisory fee revenue equal to .1% to .25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses. The Company received advisory fee revenue in the amount of $80,414 under this agreement through June 30, 2003.

Mr. Knight received a cash payment of $2 million and a non-interest-bearing promissory note, due four years after the merger, in a principal amount of $4.48 million. The Company recognized an expense of $5,400,000 related to this transaction through June 30, 2003. Also in connection with the Company’s merger and the termination of the advisory agreement with ASA, the Company’s outstanding Series B convertible preferred shares were exchanged for 1,272,000 newly created Series C convertible preferred shares which have the same voting and dividend rights as if they had already been converted into 1,272,000 common shares (see note 2).

As of December 31, 2002, we had contracted with ASRG to provide brokerage services for the acquisition and disposition of our real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. For the six months ended June 30, 2003 and 2002, ASRG earned $644,000 and $5,047,052, respectively, under this agreement. ASRG is owned by Mr. Glade M. Knight, our Chairman. Concurrent with our merger with Apple Suites on January 31, 2003, our agreement with ASRG was terminated.

In addition, each Apple Suites Class B convertible share owned by Mr. Knight and two other individuals, issued and outstanding immediately prior to the effective time of the merger, was converted into a unit. As a result, holders of Apple Suites Class B received 480,000 common shares of Apple Suites. The 480,000 Apple Suites common shares converted into 480,000 units of the Company. Apple Suites recognized expense during the first quarter of 2003, before the consummation of the merger, related to this conversion.

Note 7

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:

	Three months ended June 30, 2003	Three months ended June 30, 2002	Six months ended June 30, 2003	Six months ended June 30, 2002
Numerator:
Net income (loss) and numerator for basic and diluted earnings	$5,483,228	$3,228,053	$(5,295,680)	$5,516,596
Denominator:
Denominator for basic earnings per share-weighted-average shares	42,305,866	18,640,216	40,281,210	16,810,654
Effect of dilutive securities:	—	1,100	—	1,100
Stock options:
Denominator for basic and diluted earnings per share-adjusted weighted-average shares and assumed conversions	42,305,866	18,641,316	40,281,210	16,811,754
Basic and diluted earnings per common share	$.13	$.17	$(.13)	$.33

Note 8

Pro Forma Information

The following pro forma information for the three and six months ended June 30, 2003 and 2002 is presented as if the acquisition of Apple Suites, Inc. as well as the Res I and Res II portfolios and Redmond acquisition, occurred on January 1, 2002. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2002, nor does it purport to represent the results of operations for future periods.

	Three months ended June 30, 2003	Three months ended June 30, 2002	Six months ended June 30, 2003	Six months ended June 30, 2002
Total revenues	$50,199,055	$52,394,446	$94,907,446	$101,120,439
Net income	$5,483,228	$5,556,709	$10,562,740	$10,847,612
Net income per share basic and diluted	$0.13	$0.18	$0.24	$0.37

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

Note 10

Subsequent Events

In July 2003, the Board of Directors declared and distributed to its shareholders dividends in the amount of $10.7 million ($0.25 per share).

The Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders. Redemption of units, when requested, is made quarterly on a first-come, first-served basis. Shareholders may request redemption of units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. On July 3, 2003, the Company redeemed 381,735 shares in the amount of $3,784,859.

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

Hotels Owned

We own sixty-six hotels, with a total of 7,869 suites. We own 49 Residence Inn® by Marriott® properties consisting of 5,947 suites, and 17 Homewood Suites® by Hilton® consisting of 1,922 suites.

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

Seventeen of our hotels were acquired as a result of the merger with Apple Suites, Inc. (“Apple Suites”) on January 31, 2003. The following table summarizes the location of and number of suites at these seventeen hotels, all of which are operated as part of Homewood Suites® by Hilton® franchise system:

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

Management Agreements

Our Residence Inn hotels are subject to management agreements under which Residence Inn® by Marriott®, Inc. (the “Manager”) manages our hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of the Manager of up to an additional 50 years. The agreements generally provide for payment of base management fees, which are calculated annually and are generally 2% of sales, and incentive management fees, which are generally equal to 15% to 20% of operating profit (as defined in the management agreements) over a priority return (as defined in the management agreements) to us. Incentive fees are payable only to the extent of cash flow from the properties as described in the management agreement on a portfolio basis. We have three portfolios of multiple hotels and one other hotel with separate incentive management agreements which are subject to this calculation. We record incentive management fee exposure when it is considered probable that these fees will be paid. See “Expenses” under Results of Operations below for further discussion.

Promus manages day-to-day operations of our Homewood Suites hotels. For the hotels acquired prior to 2001, Promus charges fees equal to 4% of total revenue for this function. For two of the hotels acquired in 2001, Promus charges a base management fee of 2% of total revenue and an incentive management fee calculated on the basis of operating profit of the hotels. No incentive management fees were earned in 2002. For the two other hotels acquired in 2001, Promus charges 2% of total revenues for the first twelve months, 3% of total revenues for the second twelve months and 4% or total revenues thereafter. Promus also charges a fee of 4% of suite revenue for franchise licenses to operate as a Homewood Suites® by Hilton® and to participate in its reservation system. Total expenses for franchise fees, management fees, advertising expenses and other reimbursable services were $2,296,453 and $2,781,304 for the six months ended June 30, 2003 and 2002, respectively. These expenses are included in the hotel operating expenses mentioned below.

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

Recent Acquisition – Redmond, Washington

Effective January 3, 2003, we acquired a Residence Inn ® by Marriott ® hotel in Redmond, Washington, which contains 180 suites and was in operation when acquired. The hotel offers one and two room suites with the amenities generally offered by upscale extended-stay hotels. It is located in a developed area near Seattle, Washington.

The gross purchase price for the hotel was $32,550,000. This amount was satisfied at closing by cash payments and other adjustments in the approximate amount of $12,550,000 and the assumption of existing secured debt.

AHT Redmond, Inc., a subsidiary that was formed to acquire the hotel, has assumed existing debt secured by the hotel. The lender is Wells Fargo Bank Minnesota, National Association, as Trustee for the registered holders of GMAC Commercial Mortgage Securities, Inc., Mortgage Pass Through Certificates, Series 2002-C3, as serviced by GMAC Commercial Mortgage Corporation.

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

Also in connection with this transaction, the Company terminated its advisory contract with ASA and became self-advised. To implement the termination of the advisory agreement, we purchased ASA. We acquired all of Mr. Glade M. Knight’s stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement. Mr. Knight received a cash payment of $2 million and a non-interest-bearing promissory note, due four years after the merger, in a principal amount of $4.48 million. The Company will recognize an expense related to this transaction of $5.4 million through June 30, 2003.

In addition, 1,272,000 newly created Series C convertible preferred shares were issued in exchange for outstanding Series B convertible preferred shares. Holders of Series B convertible preferred shares would have otherwise been entitled to receive 1,272,000 Units upon conversion of their Series B convertible preferred shares in connection with the termination of the advisory agreement with ASA and termination of the brokerage service agreement with ASRG. The new Series C convertible preferred shares have a liquidation preference comparable to the Series B convertible preferred shares, in that holders of Series C convertible preferred shares receive no payments in a liquidation for their Series C convertible preferred shares until holders of Units are paid in full for their Series A preferred shares. The Series C convertible preferred shares have the same voting rights and rights to receive dividend distributions as if they had already been converted to common shares. The company recognized expense related to this transaction of $10,152,000 through June 30, 2003.

In addition, each Apple Suites Class B convertible share owned by Mr. Knight and two other individuals, issued and outstanding immediately prior to the effective time of the merger, was converted into a unit. As a result, holders of Apple Suites Class B convertible shares received a total of 480,000 units in the merger. Apple Suites will recognize expense of approximately $3.8 million in its Income Statement through June 30, 2003 related to this conversion.

Related Party Transactions

We have significant transactions with related parties. These transactions cannot be construed to be arm’s length and the results of our operations could be different if these transactions were conducted with non-related parties.

Prior to January 31, 2003, we had contracted with ASRG to provide brokerage services for the acquisition and disposition of our real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. For the six months ended June 30, 2003 and 2002, ASRG earned $644,000 and $5,047,052, respectively, under this agreement. ASRG is owned by Mr. Glade M. Knight, our Chairman. Concurrent with our merger with Apple Suites on January 31, 2003, our agreement with ASRG was terminated.

We had contracted with ASA to advise and provide us day-to-day management services and due diligence services on acquisitions. In accordance with the contract, we paid ASA a fee equal to 0.1% to 0.25% of total equity contributions we received in addition to certain reimbursable expenses. For the six months ended June 30, 2003 and 2002, ASA earned $62,500 and $223,390, respectively, under this agreement. Concurrent with our merger with Apple Suites on January 31, 2003, our advisory agreement with ASA was terminated and no further advisory fees were due under that agreement. To implement the termination of the advisory agreement, we purchased ASA. We acquired all of Mr. Glade M. Knight’s stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement. Mr. Knight received a cash payment of $2 million and a non-interest-bearing promissory note, due four years after the merger, in a principal amount of $4.48 million. Also in connection with our merger and the termination of the advisory agreement with ASA, our outstanding Series B convertible preferred shares were exchanged for 1,272,000 newly created Series C convertible preferred shares which have the same voting and dividend rights as if they had already been converted into 1,272,000 common shares.

We are under an advisory agreement with Apple Hospitality Five, Inc., whereas we receive advisory fee revenue equal to .1% to .25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses. There were no reimbursable expenses as of June 30, 2003. We received advisory fee revenue in the amount of $80,414 under this agreement as of June 30, 2003.

Mr. Knight also serves as the Chairman and Chief Executive Officer of Cornerstone Realty Income Trust, Inc., an apartment REIT. Mr. Knight was Chairman and Chief Executive Officer of Apple Suites prior to our merger with it. (Refer to the “Acquisition of Apple Suites, Inc.” section above for further information about the merger with Apple Suites).

Results of Operations

Revenues

Our principal source of revenue is hotel suite revenue. For the six months ended June 30, 2003 and 2002, we had suite revenue and other revenue of $91,227,999 and $33,381,932 and $2,415,692 and $1,188,221, respectively, and for the three months ended June 30, 2003 and 2002 we had suite revenue and other revenue of $49,459,061 and $21,508,446 and $739,994 and $711,191, respectively. The increase in revenues is attributable to the acquisitions of 56 hotels as of June 30, 2003. For the six months ended June 30, 2003 and 2002, the hotels achieved average occupancy of 78% and 77%, ADR, of $90 and $96 and REVPAR, of $70 and $74, respectively. For the three months ended June 30, 2003 and 2002, the hotels achieved average occupancy of 75% and 79.5%, ADR of $90 and $94 and REVPAR or $67 and $75, respectively. ADR, or average daily rate, is calculated as room revenue divided by number of rooms sold, and REVPAR, or revenue per available room, is calculated as occupancy multiplied by ADR.

For the six months ended June 30, 2003 and 2002, the Company had interest income of $651,144 and $336,387, respectively. For the three months ended June 30, 2003 and 2002, the Company had interest income of $314,644 and $133,449, respectively. Interest income represents earnings on excess cash, invested in short term money market instruments.

Expenses

Interest expense was $12,542,322 and $4,502,602 for the six months ended June 30, 2003 and 2002 respectively, and $6,413,172 and $3,408,015 for the three months ended June 30, 2003 and 2002, respectively. Interest expense for the six months ended June 30, 2003, represents interest on the 8.08%, $53 million promissory note assumed in conjunction with the Crestline acquisition, interest expense on the refinance of the Res I Partnership acquisition debt in the amount of $83 million at a fixed interest rate of 7.4%, interest expense on the 8.85%, $130 million promissory note assumed in conjunction with the Res II Partnership acquisition, interest expense on the $20 million Redmond acquisition at 8.375% and Apple Suites debt of $76 million at 8.4%. Interest for the six months and three months ended June 30, 2002 only represented the Crestline mortgage and Res I mortgages. In addition, we have amortized approximately $1.3 million as a fair value adjustment to our mortgage notes payable.

Depreciation expense for the six months ended June 30, 2003 and 2002 was $8,146,613 and $2,639,286, respectively. Depreciation expense for the three months ended June 30, 2003 and 2002 was $4,579,771 and $1,568,528, respectively. Depreciation expense for 2003 represents expense of our 66 hotels and related personal property, and expense for 2002 represents expense of the 25 hotels and related personal property owned at June 30, 2002.

Taxes, insurance and other expense for the six months ended June 30, 2003 and 2002 was $5,965,177 or 7% of our suite revenue and $2,212,034 or 7% of our suite revenue, respectively. Taxes, insurance and other expense for the three months ended June 30, 2003 and 2002 was $3,349,075, or 7% of our suite revenue and $1,424,144, or 7% of our suite revenue, respectively.

General and administrative expenses for the six months ended June 30, 2003 and 2002 were $880,001 or 1% of our suite revenue and $683,325 or 2.1% of our suite revenue, respectively. General and administrative expenses for the three months ended June 30, 2003 and 2002 were $356,698, or 1% of our suite revenue and $409,883, or 2% of our suite revenue, respectively. This percentage decreased as our asset base grew during 2002.

Hotel operating expenses totaled $23,064,016 or 25% of our suite revenue and $7,598,969 or 23% of our suite revenue for the six months ended June 30, 2003 and 2002, respectively. Hotel operating expenses totaled $12,558,152 or 25% of suite revenue and $4,988,913 or 23% of suite revenue for the three months ended June 30, 2003 and 2002, respectively. The reduction of REVPAR has increased hotel operating expenses on a % of revenue basis due to fixed costs associated with operating a hotel.

Residence Inn Hotels

Our Residence Inn hotels are subject to management agreements under which the Manager manages our hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of the Manager of up to an additional 50 years. The agreements generally provide for payment of base management fees, which are calculated annually and are generally 2% of sales, and incentive management fees, which are generally equal to 15% to 20% of operating profit (as defined in the management agreements) over a priority return (as defined in the management agreements) to us. Total incentive management fees may not exceed 20% of cumulative operating profit, or 20% of current year operating profit. Incentive management fees are currently payable only if and to the extent there is sufficient cash flow from the hotels after consideration of qualifying debt service and after consideration to a priority return on investment, including property improvements. Amounts not currently payable are deferred and are payable in future years only if and to the extent there is sufficient cash flow from future operations or upon sale or refinancing of the hotels after consideration to a priority return to us (as defined in the management agreements), which is generally 12%. In the event of early termination of the management agreements, the Manager will receive additional fees based on the unexpired term and expected future base and incentive management fees. We have the option to terminate the management agreements if specified performance thresholds are not satisfied.

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

We acquired our Residence Inn hotels in separate transactions, (“Res I” – purchased February 2002, “Res II” – purchased August 28, 2002, and “Res III” – purchased September 2001). In the Res I and Res II purchases, we assumed the amended and restated management agreements in effect with the Manager by the prior owner and we assumed deferred incentive management fees totaling $6.7 million and $7.0 million, respectively, at the date of the respective acquisitions. Additionally, we assumed the cost basis of $187 and $243 million for Res I and Res II, respectively, and the holding period of the prior owner for purposes of calculating the priority returns upon sale of the properties. We paid approximately $132 and $161 million for Res I and Res II, respectively.

The following table summarizes deferred incentive management fees (“DIMF”) under these management agreements (dollars in millions).

	DIMF Assumed	IMF Accumulated Post- Acquisition	Total IMF	2003 IMF Paid	Total DIMF	IMF Amount accrued in Consolidated Balance Sheet
Res I	$6.7	$3.8	$10.5	$0.0	$10.5	$0.0

Res II	7.0	1.6	8.6	0.0	8.6	0.0

Res III	0.0	0.7	0.7	0.0	0.7	0.7

Redmond	0.0	0.2	0.2	0.2	0.0	0.0

Total	$13.7	$6.3	$20.0	$0.2	$19.8	$0.7

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

The lessees are obligated to provide the Manager with sufficient funds, generally 5% of revenue, to cover the cost of replacements and renewals to the hotels’ property and improvements. Under certain circumstances, the lessees will be required to establish escrow accounts for such purposes under terms outlined in the agreements. To the extent the lessees are not required to fund such amounts into escrow accounts, the lessees remain liable to make such fundings in the future. The lessees are obligated under these management agreements to fund FF&E requirements in excess of amounts placed in restricted cash accounts, which was $15,596,911 and $7,132,744, respectively, at June 30, 2003 and 2002.

In addition to management fees, we also pay each hotels’ pro rata share of the Manager’s actual costs and expenses incurred in providing certain chain services on a central or regional basis to all the hotels operated by the Manager or other Marriott affiliate. Chain services include central training and development; computerized payroll and accounting services; and such additional central or regional services performed on a centralized basis. For the six months ended June 30, 2003 and 2002, respectively, we had incurred $1,584,108 and $538,334 in chain services. For the three months ended June 30, 2003 and 2002, we incurred $878,314 and $338,915, respectively, in chain services.

The management agreements also provide for payments of costs associated with certain system-wide advertising, promotional and public relations materials and programs and the operational costs of reservation systems. Each hotel pays two and one-half percent (2.5%) of suite revenues to this marketing fund. For the six months ended June 30, 2003 and 2002, we incurred $2,280,700 and $834,548, respectively, in marketing fees. For the three months ended June 30, 2003 and 2002, we incurred $1,236,476 and $537,711, respectively, in marketing fees.

Homewood Suites Hotels

Our seventeen Homewood Suites hotels are managed by Promus Hotels, Inc. (“Promus”), a wholly owned subsidiary of Hilton Hotels Corporation (“Hilton”) under the terms of a management agreement, as part of the Homewood Suites® by Hilton® franchise.

We are obligated to pay the costs of real estate and personal property taxes, property insurance and maintenance of the hotels. We are committed under management agreements to fund up to 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment. At June 30, 2003 and 2002, Promus held $1,191,945 and $338,724, respectively, for these capital improvement reserves. In addition, in accordance with the franchise agreements, at June 30, 2003 and 2002, $65,210 and $146,615, respectively, were held for the Property Improvement Plan with a financial institution and treated as restricted cash.

Promus manages day-to-day operations of the Homewood Suites hotels. For the hotels acquired prior to 2001, Promus charges fees equal to 4% of total revenue for this function. For two of the hotels acquired in 2001, Promus charges a base management fee of 2% of total revenue and an incentive management fee calculated on the basis of operating profit of the hotels. No incentive management fees were earned in 2003 or 2002. For the other two hotels acquired in 2001, Promus charges 2% of total revenues for the first twelve months, 3% of total revenues for the second twelve months and 4% of total revenues thereafter. Promus also charges a fee of 4% of suite revenue for franchise licenses to operate as a Homewood Suites® by Hilton® hotel and to participate in its reservation system. Total expenses for these services were

$779,265 and $962,114 for the six months ending June 30, 2003 and 2002, respectively. These expenses are included in the hotel operating expenses mentioned above.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents totaled $49,381,864 at June 30, 2003 and $125,521,805 at December 31, 2002. We plan to use this cash for future acquisition costs, renovations, distributions to shareholders, debt service and to fund general corporate expenses.

Equity

From the initial closing under our first offering, and through our second offering and the period ended June 30, 2003, we sold 30,157,931 Units (3,157,895 units at $9.50 per unit and 27,000,036 units at $10 per unit) to our investors, including Units sold through the reinvestment of distributions. The total gross proceeds from the Units sold were $300,000,360 which netted us $268,131,348 after the payment of selling commissions and other offering costs.

Notes Payable

Total Notes Payable

The aggregate amounts of principal payable under all of the Company’s promissory notes, for the five years subsequent to June 30, 2003 are as follows:

Total
2003	$3,377,994
2004	6,916,154
2005	7,612,510
2006	127,654,864
2007	5,669,699
Thereafter	205,990,775

$357,221,996
Fair Value Adjustment of Assumed Debt	10,040,461

$367,262,457

Lease Commitments

We and our subsidiaries lease certain equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. The leases on most of the properties contain renewal options.

Following is a summary of future minimum payments that have initial or remaining non-cancelable lease terms subsequent to December 31, 2002:

Year	Total
2003	$169,963
2004	288,459
2005	39,195
2006	31,574
2007	8,043

Total minimum lease payments	$537,234
Less: imputed interest	(66,829)

$470,405

Capital Requirements

Our distribution policy is at the discretion of the Board of Directors and depends on several factors. The distribution rate for the six months ended June 30, 2003 and 2002 was at a rate of $0.25 per unit outstanding, respectively.

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

In July 2003, we declared and paid a distribution of $.25 per share to common and Series C preferred convertible share holders resulting in cash distributed of approximately $10.7 million.

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

We expect that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain our hotels in a competitive condition. Year to date, we have capitalized approximately $21 million in capital improvements to the properties.

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

In August 2001, the FASB issued Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Statement supercedes Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for segments of a business to be disposed of. SFAS No. 144 retains the requirements of Statement 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121. This statement became effective January 1, 2002. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

In April 2002, the FASB issued Statement 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“SFAS No. 145”). Statement 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. Apple Hospitality reported the early extinguishment of the Res I debt as an extraordinary item for 2002. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will require us to reclassify prior period items into continuing operations, including those recorded in the current period, that do not meet the extraordinary classification. Additionally, future gains and losses related to debt extinguishment may be required to be classified in income from continuing operations. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 became effective in fiscal years beginning after May 15, 2002. From time to time, we incur such charges and are currently assessing the impact that this statement will have on our consolidated financial position or results of operations.

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

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” This statement refines the identification process of variable interest entities and how an entity assesses its interest in a variable interest entity to decide whether to consolidate that entity. We have formed wholly-owned subsidiaries for financing purposes and such financing is reflected in the consolidated financial statements. Currently, we do not anticipate this Statement having a material impact on our consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Our market risk is exposure to changes in mortgage interest rates related to the assumption of the mortgage note and interest rates on short-term investments. The interest rate of the debt related to the Res III portfolio, Res II portfolio and Res I, Apple Suites and AHT Redmond portfolio is 8.08%, 8.85%, and 7.4%, 8.48% and 8.375%, respectively. If market interest rates for fixed-rate debt were 100 basis points higher at June 30, 2003, the fair value of the fixed-rate debt for the Res III portfolio, Res II portfolio and Res I portfolio would have decreased from $50.5 million to $48.2 million, $136.6 million to $130.7 million, $82.5 million to $77.6 million, and Apple Suites and AHT Redmond portfolios would have decreased from $81.1 million to $77.1 million and $21.4 million to $19.8 million, respectively. If market interest rates for fixed-rate debt were 100 basis points lower at June 30, 2003, the fair value of the fixed-rate debt for the Res III portfolio, Res II portfolio and Res I portfolio would have increased from $50.3 million to $52.7 million, $133.6 million to $137 million, $82.5 million to $88.1 million, and Apple Suites and AHT Redmond portfolios would have increased from $81.1 million to $85.5 million, and $21.4 million to $23.3 million, respectively. We invested proceeds from our “best efforts” offering in short-term money market investments pending acquisitions. If short-term market interest rates had been 100 basis points higher on average through June 30, 2003, the interest income would have increased by approximately $437,000. If short-term market interest rates had been 100 basis points lower on average during 2002, the investment income would have decreased by approximately $437,000. We intend to invest this money in real estate assets as suitable opportunities arise.

Item 4.     Controls and Procedures

Evaluation of disclosure controls and procedures.    As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The evaluation conducted by, our President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer has provided them with reasonable assurance that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal controls.    There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 14, 2003, the Company held an Annual Meeting of Shareholders for the purpose of electing two directors to the Company’s Board of Directors. The two nominees to the Company’s Board of Directors were Lisa B. Kern and Michael S. Waters. Each nominee was a current director of the Company. Ms. Kern and Mr. Waters were nominated for an additional three-year term on the Board of Directors. The election of directors was uncontested and all nominees were elected.

The total number of votes represented at the Annual Meeting of Shareholders was 41,033,248. The voting results were as follows:

Lisa B. Kern	Votes For: 40,717,671
Votes Withheld: 315,577

Michael S. Waters	Votes For: 40,719,870
Votes Withheld: 313,378

The names of the other directors whose terms of office as directors continued after the Annual Meeting of Shareholders are Glade M. Knight, Bruce H. Matson, and Robert M. Wily.

Item 6     Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger among Apple Hospitality Two, Inc., Hospitality Acquisition Company and Apple Suites, Inc. dated October 24, 2002. (Incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 25, 2002; SEC File No. 333-53984).

2.2	Agreement and Plan of Merger dated as of November 28, 2001 by and between Apple Hospitality Two, Inc., Marriott Residence Inn Limited Partnership, AHT Res Acquisition, L.P. and RIBM One LLC. (Incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

2.3	Certificate of Merger dated March 28, 2002 (with effective date of March 29, 2002) for merger of AHT Res Acquisition, L.P. with and into Marriott Residence Inn Limited Partnership. (Incorporated herein by reference to Exhibit 2.2 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

2.4	Agreement and Plan of Merger dated as of April 30, 2002 by and among Apple— 43— Hospitality Two, Inc., AHT Res II Acquisition, L.P., RIBM Two LLC and Marriott Residence Inn II Limited Partnership. (Incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

2.5	Certificate of Merger dated August 28, 2002 for merger of AHT Res II Acquisition, L.P. with and into Marriott Residence Inn II Limited Partnership (as surviving entity). (Incorporated herein by reference to Exhibit 2.2 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

3.1	Articles of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to Form S-11 filed by Apple Hospitality Two, Inc.; SEC File No. 333-77055).

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated herein by reference to Exhibit 3.2 to Form S-11 filed by Apple Hospitality Two, Inc.; SEC File No. 333-77055).

Exhibit No.	Exhibit Description

31.1	Certificaion of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the sarbanes0Oxley Action of 2002 (FILED HEREWITH)

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

(b)  Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE HOSPITALITY TWO, INC.

By:	/s/ GLADE M. KNIGHT	Date: August 12, 2003
Glade M. Knight,
Chairman of the Board, Chief Executive Officer, and President

By:	/s/ DAVID S. MCKENNEY	Date: August 12, 2003
David S. McKenney,
Senior Vice President Chief Financial Officer and Treasurer