Form 10-Q
period 2003-09-30
APPLE HOSPITALITY TWO INC
filed 2003-11-06
CIK 1132747

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTERMBER 30, 2003

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

At October 31, 2003, there were 41,925,065 outstanding shares of common stock, no par value, of the registrant.

APPLE HOSPITALITY TWO, INC.

FORM 10-Q

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets – September 30, 2003 and December 31, 2002	3

	Consolidated Statements of Operations – three months and nine months ended September 30, 2003; and three months and nine months ended September 30, 2002	4

	Consolidated Statement of Shareholders’ Equity-nine months ended September 30, 2003	5

	Consolidated Statement of Cash Flows - nine months ended September 30, 2003; and nine months ended September 30, 2002	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION:

Item 1.	Legal Proceedings (not applicable)

Item 2.	Changes in Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits and Reports on Form 8-K	32

Signatures		34

Certifications		35

Apple Hospitality Two, Inc

Consolidated Balance Sheets (Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Investment in hotels, net of accumulated depreciation of $22,262,515 and $8,646,478 respectively	$631,557,740	$388,033,707
Cash and cash equivalents	40,797,796	125,521,805
Restricted cash:
Furniture, fixtures & equipment escrows	11,559,092	18,640,007
Debt service & other escrows	8,521,382	7,350,048
Distributions held for prior limited partners	9,052,919	10,587,197
Due from third party manager, net	—	2,873,729
Deferred financing costs, net	1,098,576	1,192,122
Other assets	991,927	3,555,485

Total Assets	$703,579,432	$557,754,100

LIABILITIES
Notes payable-secured	$364,828,397	$269,296,791
Note payable-related party	3,559,068	156,124
Accounts payable and accrued expenses	7,414,980	5,438,794
Accounts payable-prior limited partners	9,052,919	10,587,197
Due to third party manger, net	163,190	—
Interest payable	2,182,704	1,319,411
Distributions payable	—	7,259,218
Deferred incentive management fees payable	714,865	714,865

Total Liabilities	387,916,122	294,772,400
SHAREHOLDERS’ EQUITY
Preferred stock, no par value, authorized 15,000,000 shares; none issued or outstanding	—	—
Series B preferred convertible stock, no par value, authorized 240,000 shares; issued and outstanding — and 240,000 shares, respectively	—	24,000
Series C preferred convertible stock, no par value, authorized 1,272,000 issued and outstanding 1,272,000 and — shares respectively	10,176,000	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 41,132,131 shares, and 30,157,931 shares, respectively	347,264,985	268,131,348
Distributions greater than net income	(41,777,675)	(5,173,648)

Total Shareholders’ Equity	315,663,310	262,981,700

Total Liabilities and Shareholders’ Equity	$703,579,432	$557,754,100

See notes to consolidated financial statements.

Apple Hospitality Two, Inc

Consolidated Statements of Operations (Unaudited)

	Three months ended September 30, 2003	Three months ended September 30, 2002	Nine months ended September 30, 2003	Nine months ended September 30, 2002
REVENUES:
Suite revenue	$51,258,073	$24,017,280	$142,486,072	$57,399,212
Other revenue	1,484,427	465,272	3,900,119	1,970,888

Total revenues	52,742,500	24,482,552	146,386,191	59,370,100

EXPENSES:
Operating expenses	13,300,495	5,348,911	36,364,511	12,947,880
Hotel administrative expense	4,695,807	2,425,863	13,591,543	6,204,457
Sales and marketing	3,700,475	1,284,178	10,436,768	3,100,974
Utilities	2,791,142	1,092,630	7,362,967	2,487,517
Repair and maintenance	3,010,676	610,090	8,257,475	1,534,350
Franchise fees	1,821,667	937,386	5,507,065	2,272,663
Management fees	1,796,650	422,675	4,154,877	1,938,554
Chain services	824,063	346,774	2,408,171	885,108
Taxes, insurance and other	3,412,242	1,555,222	9,377,419	3,767,255
Merger expense-related party	—	—	15,914,000	—
General and administrative	589,222	615,076	1,469,223	1,298,401
Depreciation of real estate owned	5,469,424	2,264,311	13,616,037	4,903,596

Total expenses	41,411,863	16,903,116	128,460,056	41,340,755

Operating income	11,330,637	7,579,436	17,926,135	18,029,345
Interest income	121,553	782,667	772,697	801,659
Imputed interest expense	—	—	—	(450,000)
Interest expense	(6,375,815)	(3,795,060)	(18,918,137)	(8,297,661)

Net income (loss)	5,076,375	4,567,043	(219,305)	10,083,343

Basic and diluted income (loss) per common share	$0.12	$0.18	$(0.01)	$0.52

Weighted average shares outstanding-basic and diluted	42,404,130	25,699,015	41,255,517	19,384,346
Distributions declared per common share	$0.25	$0.25	$0.997	$0.75

See notes to consolidated financial statements.

APPLE HOSPITALTIY TWO, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Series B Preferred Convertible Stock		Series C Preferred Convertible Stock		Common Stock		Distributions Greater Than Net Income	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2002	240,000	$24,000	—	—	30,157,931	$268,131,348	$(5,173,648)	$262,981,700

Repurchase of common shares	—	—	—	—	(387,854)	(3,973,123)	—	(3,973,123)
Common shares issued through reinvestment of distributions	—	—	—	—	—	—	—	—
Common shares issued through merger with Apple Suites, Inc.	—	—	—	—	11,362,054	83,106,760	—	83,106,760

B shares issued through merger with Apple Suites, Inc.	(240,000)	(24,000)			—	—	—	(24,000)

C shares issued through merger with Apple Suites, Inc.	—	—	1,272,000	$10,176,000	—	—	—	10,176,000

Net income	—	—	—	—	—	—	(219,305)	(219,305)

Cash distributions declared and paid to shareholders	—	—	—	—	—	—	(36,384,722)	(36,384,722)

Balance at September 30, 2003	—	$—	1,272,000	$10,176,000	41,132,131	$347,264,985	$(41,777,675)	$315,663,310

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
Cash flows from operating activities:
Net (loss) income	$(219,305)	$10,083,343
Adjustments to reconcile to cash (used) provided by operating activities:
Depreciation of real estate owned	13,616,037	4,906,596
Imputed interest	—	450,000
Non-cash portion of merger related expense	13,576,000	—
Net accretion of fair value adjustment to mortgage notes payable	(2,386,266)	—
Amortization of deferred financing costs	93,546	—
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	3,902,375	1,087,552
Deferred incentive management fee	—	274,875
Debt service and other escrows	(312,059)	—
Other assets	2,851,017	(1,252,491)
Accounts payable-affiliates	(54,229)	(110,997)
Accrued interest	863,293	772,362
Accrued expenses	570,610	(159,766)

Net cash provided by operating activities	32,501,019	16,048,474
Cash flows from investing activities:
Net cash paid for hotel acquisitions	(12,550,000)	(14,143,564)
Net cash paid for acquisition of Apple Suites, Inc.	(17,967,987)	—
Capital improvements	(37,497,219)	(3,745,912)
Deposit for potential acquisition	—	(3,000,000)
Decrease (increase) in cash restricted for capital improvements	7,352,083	—

Net cash used in investing activities	(60,663,123)	(20,889,476)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	(83,000,000)
Capital lease obligations principal amounts	(579,031)	—
Repurchase of commons shares	(3,973,123)	—
Repayment of unsecured line of credit	(3,000,000)	—
Deposit for mortgage note refinancing	—	(1,390,624)
Repayment of secured notes payable	(5,365,812)	(92,784,906)
Net proceeds from issuance of common stock	—	120,520,749
Cash distributions paid to shareholders	(43,643,939)	(11,416,545)

Net cash provided by financing activities	(56,561,905)	97,928,674
Increase (decrease) in cash and cash equivalents	(84,724,009)	93,087,672
Cash and cash equivalents, beginning of period	125,521,805	15,468,841

Cash and cash equivalents, end of period	$40,797,796	$108,556,513

Supplemental Information:
Interest paid, net of amounts capitalized	$14,870,624	$—
Non-cash transactions:
Other assets assumed in acquisitions	$1,152,915	—
Escrows assumed in acquisitions	$1,130,443	—
Assumption of mortgage notes payable	$103,283,684	$228,082,735
Deposit for acquisitions used for acquisition of hotels	—	$35,000,000
Issuance of common stock	$83,106,760	—
Conversion of Series B shares	$24,000	—
Issuance of Series C shares	$10,176,000	—
Liabilities assumed in acquisition	$5,041,778	$2,659,211
Payments of restricted cash to prior limited partners	$1,534,278	—

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

Stock compensation expense included in the Statement of Operations for the nine months ended September 30, 2003 was $10,176,000, attributable to the conversion of all 240,000 B shares to common stock. The amount of stock compensation expense that would have been recognized had the fair value method prescribed under SFAS No. 123 been applied is also $10,176,000, as the Merger, defined in Note 2 below, triggered the conversion of the Class B convertible preferred shares under a known conversion ratio.

	Three months ended September 30, 2003	Three months ended September 30, 2002	Nine months ended September 30, 2003	Nine months ended September 30, 2002
Net income, as reported	$5,076,375	$4,567,043	$(219,305)	$10,083,343
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	10,176,000	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	—	—	(10,188,239)	—
Pro forma net income as if the fair value had been applied to all option grants	$5,076,375	$4,567,043	$(231,544)	$10,083,343
Earnings per share: Basic-as reported Diluted-pro forma	$0.12	$0.18	$(0.01)	$0.52
Earnings per share: Diluted-as reported Diluted-pro forma	$0.12	$0.18	$(0.01)	$0.52

Comprehensive Income

The Company recorded no comprehensive income for the three or nine months ended September 30, 2003.

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

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The Lessee has a taxable loss during the three and nine months ended September 30, 2003 and 2002. No benefit has been recorded since realization of such benefit is not probable.

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

During the third quarter of 2002, the Company recorded an extraordinary item of $273,789 related to the early extinguishment of debt. We have reclassified this amount from an extraordinary item to interest expense which is included in income from continuing operations, in accordance with FASB Statement #145, which became effective January 1, 2003 with retroactive application.

Note 2

Investment in Hotels

At September 30, 2003, the Company owned sixty-six hotels. Ten of the hotels (the “Crestline Portfolio” or “Res III Portfolio”) were acquired by the Company in September 2001 from Crestline Capital Corporation and certain of its subsidiaries. Fifteen of the Company’s hotels (the “Res I Portfolio”) were acquired effective February 22, 2002, and twenty-three (the “Res II Portfolio”) were acquired effective August 28, 2002. An additional hotel in Redmond, Washington was acquired effective January 3, 2003. Seventeen hotels were acquired in connection with the acquisition of Apple Suites, Inc on January 31, 2003.

Investment in hotels consisted of the following:

Land	$138,677,416
Building and improvements	466,640,457
Furniture fixtures and equipment	48,502,382

653,820,255

Less: accumulated depreciation	(22,262,515)

Investment in hotels, net	$631,557,740

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

Pursuant to the merger, each Apple Suites common share, issued and outstanding immediately prior to the effective time of the merger, was converted into the right to receive either: (i) one Unit of the Company, consisting of one common share of the Company and one Series A preferred share of the Company; or (ii) if the holder of an Apple Suites common share elected, $10.00 in cash per share, subject to a limit on the total amount of cash to be paid in the merger. As a result of the merger, holders of Apple Suites common shares received a total of 10,883,544 Units of the Company and approximately $17.8 million in cash. In addition, 480,000 Units related to the Series B shares were converted, as consideration for the merger. The Company funded the cash portion of the Merger consideration with available cash, and the Company assumed Apple Suites’ liability and paid certain merger costs.

In connection with acquisition of Apple Suites Inc. (Apple Suites), Company shareholders were paid a special distribution of $0.497 per share, totaling approximately $15 million.

In connection with the acquisition of Apple Suites, the Company paid total consideration of $185 million, including assumption of liabilities and transaction costs. Assets and liabilities of Apple Suites were recorded at fair value and no goodwill was recorded in connection with the transaction. The fair value of assets acquired and liabilities assumed were as follows:

Investment in hotels	$182,699,187
Cash	2,626,696
Restricted cash	55,607
Other assets	4,961,959

Total assets	190,343,449

Accounts payable and accrued expenses	6,276,203
Notes payable	77,624,712

Total liabilities	83,900,915

Net assets acquired	$106,442,534

Also, in connection with this transaction, the Company terminated its advisory contract with Apple Suites Advisors, Inc. (“ASA”) and became self advised with all employees of ASA becoming employees of the Company. To implement the termination of the advisory agreement, the Company purchased ASA. The Company acquired all of Mr. Glade M. Knight’s stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement. Mr. Knight received a cash payment of $2 million and a non-interest-bearing promissory note, due four years after the merger, in a principal amount of $4.48 million. The Company recognized an expense of $5.5 million related to this transaction in the first quarter of 2003. Also in connection with the Company’s merger and the termination of the advisory agreement with ASA, the Company’s outstanding Series B convertible preferred shares were exchanged for 1,272,000 newly created Series C convertible preferred shares which have the same voting and dividend rights as if they had already been converted into 1,272,000 common shares (see Note 4). In connection with this transaction, the Company recognized expense of $10,152,000 in the consolidated statement of operations through September 30, 2003.

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

During 2003, the Company began a major renovation program at its hotel properties. During this program, suites are taken out of service while renovations are completed. During the time period units are out of service, the Company capitalizes interest, taxes and insurance costs related to these units totaling approximately $1.1 million during 2003.

Note 3

Notes Payable

Total Notes Payable

The aggregate amounts of principal payable under all of the Company’s promissory notes, for the five years subsequent to September 30, 2003 are as follows:

Total
2003	$1,814,165
2004	6,916,154
2005	7,612,510
2006	127,654,864
2007	5,669,699
Thereafter	205,990,775

$355,658,167
Fair Value Adjustment of Assumed Debt	9,170,230

$364,828,397

Note 4

Shareholders’ Equity

The issuance of the Series B convertible preferred shares to other individuals not employed by the Company is accounted for under FASB Statement No. 123, “Accounting for Stock-Based Compensation.”

In January 2003, the shareholders of the Company and Apple Suites approved the acquisition of Apple Suites by the Company. In connection with this transaction, all of the Company’s 240,000 Series B convertible preferred shares converted to 1,272,000 Series C convertible preferred shares of the Company. Expense related to the issuance of the Series B convertible preferred shares was determined based on fair value of the Series B convertible preferred shares at grant date in excess of amounts paid by these individuals. The fair value was determined to be $8 at the date of the merger and was accordingly expensed under merger expense in the first quarter.

The newly created Series C convertible preferred shares were issued in exchange for Series B convertible preferred shares. Mr. Knight would have otherwise been entitled to receive 1,073,000 Units upon conversion of his Series B convertible preferred shares in connection with the termination of the Company’s advisory agreement with ASA and the Company’s property acquisition/distribution agreement with Apple Suites Realty Group, Inc. (“ASRG”). The new Series C convertible preferred shares will have a liquidation preference comparable to the Series B convertible preferred shares, in that holders of Series C convertible preferred shares will receive no payments in liquidation for their Series C convertible preferred shares until holders of Units are paid in full for their Series A preferred shares. The Series C convertible preferred shares will also have the same voting rights and rights to receive dividend distributions as if they had already been converted to common shares.

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

The following table summarizes deferred incentive management fees (“DIMF”) under the Residence Inn management agreements (dollars in millions).

	DIMF Assumed	IMF Accumulated Post- Acquisition	Total IMF	2003 IMF Paid	Total DIMF	Amount accrued in Consolidated Balance Sheet
Res I	$6.7	$4.4	$11.1	$0.0	$11.1	$0.0
Res II	7.0	2.0	9.0	0.0	9.0	0.0
Res III	0.0	0.7	0.7	0.0	0.7	0.7
Redmond	0.0	0.3	0.3	0.3	0.0	0.0

Total	$13.7	$7.4	$21.1	$0.3	$20.8	$0.7

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

The Lessees are obligated to provide the Manager with sufficient funds, generally 5% of revenue, to cover the cost of replacements and renewals to the hotels’ property and improvements. Under certain circumstances, the Lessees will be required to establish escrow accounts for such purposes under terms outlined in the agreements. To the extent the Lessees are not required to fund such amounts into escrow accounts, the Lessees remain liable to make such fundings in the future. The Lessees are obligated under these management agreements to fund FF&E requirements in excess of amounts placed in restricted cash accounts, which as of September 30, 2003 and December 31, 2002 had aggregate balances of $11.6 million and $18.6 million.

Homewood Suites Hotels

The Company’s seventeen Homewood Suites hotels are managed by Promus Hotels, Inc. (“Promus”), a wholly owned subsidiary of Hilton Hotels Corporation (“Hilton”) under the terms of a management agreement, as part of the Homewood Suites® by Hilton franchise.

The Company is obligated to pay the costs of real estate and personal property taxes, property insurance and maintenance of the hotels. The Company is committed under management agreements to fund up to 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment. At September 30, 2003 and 2002, Promus held $1,125,601 and $40,564, respectively, for these capital improvement reserves. In addition, in accordance with the franchise agreements, at September 30, 2003 and 2002, $65,871 and $109,368, respectively, were held for the Property Improvement Plan with a financial institution and treated as restricted cash.

Promus manages day-to-day operations of the Homewood Suites hotels. For the hotels acquired prior to 2001, Promus charges fees equal to 4% of total revenue for this function. For two of the hotels acquired in 2001, Promus charges a base management fee of 2% of total revenue and an incentive management fee calculated on the basis of operating profit of the hotels. No incentive management fees were earned in 2003 or 2002. For the other two hotels acquired in 2001, Promus charges 2% of total revenues for the first twelve months, 3% of total revenues for the second twelve months and 4% of total revenues thereafter. Promus also charges a fee of 4% of suite revenue for franchise licenses to operate as a Homewood Suites® by Hilton® hotel and to participate in its reservation system. Total expenses for these services were $2,506,257 and $2,760,165 for the nine months ending September 30, 2003 and 2002, respectively. These expenses are included in the hotel operating expenses mentioned above.

Note 6

Related Parties

Prior to January 31, 2003, the Company was externally-advised and had contracted with ASA to advise and provide day to day management services to the Company. In accordance with the contract, the Company paid ASA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. For the six months ended September 30, 2003 and 2002, ASA earned $62,500 and $390,332 under this agreement

Concurrent with the Company’s merger with Apple Suites on January 31, 2003, the Company terminated its advisory contract with ASA and became self-advised. To implement the termination of the advisory agreement, the Company purchased ASA. The Company acquired all of Mr. Glade M. Knight’s stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement.

The Company is under an advisory agreement with Apple Hospitality Five, Inc. whereas the Company receives advisory fee revenue equal to .1% to .25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses. As of September 30, 2003, the Company was reimbursed $386,200 in due diligence costs. The Company received advisory fee revenue in the amount of $170,205 under this agreement through September 30, 2003.

Mr. Knight received a cash payment of $2 million and a non-interest-bearing promissory note, due four years after the merger, in a principal amount of $4.48 million. The Company recognized an expense of approximately $5.5 million related to this transaction through September 30, 2003. Also in connection with the Company’s merger and the termination of the advisory agreement with ASA, the Company’s outstanding Series B convertible preferred shares were exchanged for 1,272,000 newly created Series C convertible preferred shares which have the same voting and dividend rights as if they had already been converted into 1,272,000 common shares (see note 2).

As of December 31, 2002, we had contracted with ASRG to provide brokerage services for the acquisition and disposition of our real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. For the nine months ended September 30, 2003 and 2002, ASRG earned $644,000 and $8,246,784, respectively, under this agreement. ASRG is owned by Mr. Glade M. Knight, our Chairman. Concurrent with our merger with Apple Suites on January 31, 2003, our agreement with ASRG was terminated.

In addition, each Apple Suites Class B convertible share owned by Mr. Knight and two other individuals, issued and outstanding immediately prior to the effective time of the merger, was converted into a unit. As a result, holders of Apple Suites Class B received 480,000 common shares of Apple Suites. The 480,000 Apple Suites common shares converted into 480,000 Units of the Company. Apple Suites recognized expense of $3.8 million during the first quarter of 2003, before the consummation of the merger, related to this conversion.

Note 7

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:

	Three months ended September 30, 2003	Nine months ended September 30, 2003	Three months ended September 30, 2002	Nine months ended September 30, 2002
Numerator:
Net income (loss) and numerator for basic and diluted earnings	$5,076,375	$(219,305)	$4,567,043	$10,083,343
Denominator:
Denominator for basic earnings per share-weighted-average shares	42,404,130	41,255,517	25,699,015	19,384,346
Effect of dilutive securities:	—	—	—	2,316
Stock options:
Denominator for basic and diluted earnings per share-adjusted weighted-average shares and assumed conversions	42,404,130	41,255,517	25,699,015	19,386,662
Basic and diluted earnings per common share	$.12	$(0.01)	$.18	$.52

Note 8

Pro Forma Information

The following pro forma information for the nine months ended September 30, 2003 and 2002 is presented as if the acquisition of Apple Suites, Inc. as well as the Res I and Res II portfolios and Redmond acquisition, occurred on January 1, 2002. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2002, nor does it purport to represent the results of operations for future periods.

	Three months ended September 30, 2003	Three months ended September 30, 2002	Nine months ended September 30, 2003	Nine months ended September 30, 2002
Hotel revenues	$51,258,073	$37,904,538	$146,165,519	$149,409,445
Net income	$5,076,375	$6,523,209	$15,676,295	$21,671,014
Net income per share basic and diluted	$0.12	$0.17	$.35	$0.62

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

Note 10

Subsequent Events

In October 2003, the Company declared and distributed to its shareholders dividends in the amount of $10.7 million ($0.25 per share).

The Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-served basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the Units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the month of October 2003, the Company redeemed 487,493 Units in the amount of $4,844,185.

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

Hotels Owned

We own 66 hotels, with a total of 7,869 suites. Of our 66 hotels, we own 49 Residence Inn® by Marriott® properties consisting of 5,947 suites, and 17 Homewood Suites® by Hilton® consisting of 1,922 suites.

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

Promus manages day-to-day operations of our Homewood Suites hotels. For the hotels acquired prior to 2001, Promus charges fees equal to 4% of total revenue for this function. For two of the hotels acquired in 2001, Promus charges a base management fee of 2% of total revenue and an incentive management fee calculated on the basis of operating profit of the hotels. No incentive management fees were earned in 2002. For the two other hotels acquired in 2001, Promus charges 2% of total revenues for the first twelve months, 3% of total revenues for the second twelve months and 4% of total revenues thereafter. Promus also charges a fee of 4% of suite revenue for franchise licenses to operate as a Homewood Suites® by Hilton® and to participate in its reservation system. Total expenses for franchise fees, management fees, advertising expenses and other reimbursable services were $2,506,257 and $2,760,165 for the nine months ended September 30, 2003 and 2002, respectively. These expenses are included in the hotel operating expenses mentioned below.

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

Acquisition of Apple Suites, Inc.

We also entered into a merger agreement with Apple Suites on October 23, 2002. Effective January 31, 2003, Apple Suites merged with and into Hospitality Acquisition Company, our wholly-owned subsidiary. Apple Suites owned, either directly or through its subsidiaries, a total of 17 upper-end extended-stay hotels throughout the United States, which comprised a total of 1,922 suites, and all of which are operated as part of the Homewood Suites® by Hilton® franchise system. The merger did not change the management positions Mr. Glade M. Knight held with us prior to the merger nor did our boards of directors’ change as a result of the merger.

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

Also in connection with this transaction, the Company terminated its advisory contract with ASA and became self-advised. To implement the termination of the advisory agreement, we purchased ASA. We acquired all of Mr. Glade M. Knight’s stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement. Mr. Knight received a cash payment of $2 million and a non-interest-bearing promissory note, due four years after the merger, in a principal amount of $4.48 million. The Company has recognized an expense related to this transaction of $5.5 million through September 30, 2003.

In addition, 1,272,000 newly created Series C convertible preferred shares were issued in exchange for outstanding Series B convertible preferred shares. Holders of Series B convertible preferred shares would have otherwise been entitled to receive 1,272,000 Units upon conversion of their Series B convertible preferred shares in connection with the termination of the advisory agreement with ASA and termination of the brokerage service agreement with ASRG. The new Series C convertible preferred shares have a liquidation preference comparable to the Series B convertible preferred shares, in that holders of Series C convertible preferred shares receive no payments in a liquidation for their Series C convertible preferred shares until holders of Units are paid in full for their Series A preferred shares. The Series C convertible preferred shares have the same voting rights and rights to receive dividend distributions as if they had already been converted to common shares. The company recognized expense related to this transaction of $10,152,000 through September 30, 2003.

In addition, each Apple Suites Class B convertible share owned by Mr. Knight and two other individuals, issued and outstanding immediately prior to the effective time of the merger, was converted into a unit. As a result, holders of Apple Suites Class B convertible shares received a total of 480,000 Units in the merger. Apple Suites recognized expense of approximately $3.8 million in its Income Statement through September 30, 2003 related to this conversion.

Related Party Transactions

We have significant transactions with related parties. These transactions cannot be construed to be arm’s length and the results of our operations could be different if these transactions were conducted with non-related parties.

Prior to January 31, 2003, we had contracted with ASRG to provide brokerage services for the acquisition and disposition of our real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. For the nine months ended September 30, 2003 and 2002, ASRG earned $644,000 and $8,246,784, respectively, under this agreement. ASRG is owned by Mr. Glade M. Knight, our Chairman. Concurrent with our merger with Apple Suites on January 31, 2003, our agreement with ASRG was terminated.

We had contracted with ASA to advise and provide us day-to-day management services and due diligence services on acquisitions. In accordance with the contract, we paid ASA a fee equal to 0.1% to 0.25% of total equity contributions we received in addition to certain reimbursable expenses. For the nine months ended September 30, 2003 and 2002, ASA earned $62,500 and $390,332, respectively, under this agreement. Concurrent with our merger with Apple Suites on January 31, 2003, our advisory agreement with ASA was terminated and no further advisory fees were due under that agreement. To implement the termination of the advisory agreement, we purchased ASA. We acquired all of Mr. Glade M. Knight’s stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement. Mr. Knight received a cash payment of $2 million and a non-interest-bearing promissory note, due four years after the merger, in a principal amount of $4.48 million. Also in connection with our merger and the termination of the advisory agreement with ASA, our outstanding Series B convertible preferred shares were exchanged for 1,272,000 newly created Series C convertible preferred shares which have the same voting and dividend rights as if they had already been converted into 1,272,000 common shares.

We are under an advisory agreement with Apple Hospitality Five, Inc., whereas we receive advisory fee revenue equal to .1% to .25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses. As of September 30, 2003, we were reimbursed $386,200 in due diligence costs. We received advisory fee revenue in the amount of $170,205 under this agreement as of September 30, 2003.

Mr. Knight also serves as the Chairman and Chief Executive Officer of Cornerstone Realty Income Trust, Inc., an apartment REIT. Mr. Knight was Chairman and Chief Executive Officer of Apple Suites prior to our merger with it. (Refer to the “Acquisition of Apple Suites, Inc.” section above for further information about the merger with Apple Suites).

Results of Operations

Revenues

Our principal source of revenue is hotel suite revenue. For the nine months ended September 30, 2003 and 2002, we had suite revenue and other revenue of $142,486,072 and $57,399,212 and $3,900,119 and $1,970,888, respectively, and for the three months ended September 30, 2003 and 2002 we had suite revenue and other revenue of $51,258,073 and $24,017,280 and $1,484,427 and $465,272, respectively. The increase in revenues is attributable to the acquisitions of 56 hotels as of September 30, 2003. For the nine months ended September 30, 2003 and 2002, the hotels achieved average occupancy of 75.6% and 77.8%, ADR, of $91 and $94 and REVPAR, of $69 and $73, respectively. For the three months ended September 30, 2003 and 2002, the hotels achieved average occupancy of 78.6% and 80.6%, ADR of $92 and $94 and REVPAR or $72 and $76, respectively. ADR, or average daily rate, is calculated as room revenue divided by number of rooms sold, and REVPAR, or revenue per available room, is calculated as occupancy multiplied by ADR. The decrease in occupancy, ADR and REVPAR for the nine months and three months ended September 30, 2003 is related to our major renovation program at our hotel properties. During this program, suites are taken out of service while renovations are completed.

For the nine months ended September 30, 2003 and 2002, the Company had interest income of $772,697 and $801,659, respectively. For the three months ended September 30, 2003 and 2002, the Company had interest income of $121,553 and $782,667, respectively. Interest income represents earnings on excess cash, invested in short term money market instruments.

Expenses

Interest expense was $18,918,137 and $8,297,661 for the nine months ended September 30, 2003 and 2002 respectively, and $6,375,815 and $3,795,060 for the three months ended September 30, 2003 and 2002, respectively. Interest expense for the nine and three months ended September 30, 2003, represents interest on the 8.08%, $53 million promissory note assumed in conjunction with the Crestline acquisition, interest expense on the refinance of the Res I Partnership acquisition debt in the amount of $83 million at a fixed interest rate of 7.4%, interest expense on the 8.85%, $130 million promissory note assumed in conjunction with the Res II Partnership acquisition, interest expense on the $20 million Redmond acquisition at 8.375% and Apple Suites debt of $76 million at 8.4%. Interest for the nine months and three months ended September 30, 2002 only represented the Crestline mortgage and Res I mortgages, as well as an adjustment for early extinguishment of debt related to the Res I mortgage. In addition, we have amortized approximately $2.4 million as a fair value premium to our mortgage notes payable. These premiums were recorded at the respective dates of assumptions of these notes to record these notes at their fair value based on market rates of interest for comparable debt.

Depreciation expense for the nine months ended September 30, 2003 and 2002 was $13,616,037 and $4,903,596, respectively. Depreciation expense for the three months ended September 30, 2003 and 2002 was $5,469,424 and $2,264,311, respectively. Depreciation expense for 2003 represents expense of our 66 hotels and related personal property, and expense for 2002 represents expense of the 25 hotels and related personal property owned at September 30, 2002.

Taxes, insurance and other expense for the nine months ended September 30, 2003 and 2002 was $9,377,419 or 7% of our suite revenue and $3,767,255 or 7% of our suite revenue, respectively. Taxes, insurance and other expense for the three months ended September 30, 2003 and 2002 was $3,412,242, or 7% of our suite revenue and $1,555,222, or 7% of our suite revenue, respectively.

General and administrative expenses for the nine months ended September 30, 2003 and 2002 were $1,469,222 or 1% of our suite revenue and $1,298,401 or 2.3% of our suite revenue, respectively. General and administrative expenses for the three months ended September 30, 2003 and 2002 were $589,221, or 1% of our suite revenue and $615,076, or 3% of our suite revenue, respectively. This percentage decreased as our asset base grew during 2003.

Hotel operating expenses totaled $36,364,511 or 26% of our suite revenue and $12,947,880 or 23% of our suite revenue for the nine months ended September 30, 2003 and 2002, respectively. Hotel operating expenses totaled $13,300,495 or 26% of suite revenue and $5,348,911 or 22% of suite revenue for the three months ended September 30, 2003 and 2002, respectively. The reduction of REVPAR has increased hotel operating expenses on a % of revenue basis due to fixed costs associated with operating a hotel.

For the nine months ended September 30, 2003, we capitalized interest of $1,081,879 related to suites out of service for renovations. No interest was capitalized in 2002.

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

The following table summarizes deferred incentive management fees (“DIMF”) under these management agreements (dollars in millions).

	DIMF Assumed	Accumulated Post- Acquisition	Total IMF	2003 IMF Paid	Total DIMF	IMF Amount accrued in Consolidated Balance Sheet
Res I	$6.7	$4.4	$11.1	$0.0	$11.1	$0.0
Res II	7.0	2.0	9.0	0.0	9.0	0.0
Res III	0.0	0.7	0.7	0.0	0.7	0.7
Redmond	0.0	0.3	0.3	0.3	0.0	0.0

Total	$13.7	$7.4	$21.1	$0.3	$20.8	$0.7

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

The lessees are obligated to provide the Manager with sufficient funds, generally 5% of revenue, to cover the cost of replacements and renewals to the hotels’ property and improvements. Under certain circumstances, the lessees will be required to establish escrow accounts for such purposes under terms outlined in the agreements. To the extent the lessees are not required to fund such amounts into escrow accounts, the lessees remain liable to make such fundings in the future. The lessees are obligated under these management agreements to fund FF&E requirements in excess of amounts placed in restricted cash accounts, which was $11,559,092 and $18,640,007, respectively, at September 30, 2003 and December 31, 2002.

In addition to management fees, we also pay each hotels’ pro rata share of the Manager’s actual costs and expenses incurred in providing certain chain services on a central or regional basis to all the hotels operated by the Manager or other Marriott affiliate. Chain services include central training and development; computerized payroll and accounting services; and such additional central or regional services performed on a centralized basis. For the nine months ended September 30, 2003 and 2002, respectively, we had incurred $2,408,171 and $885,108 in chain services. For the three months ended September 30, 2003 and 2002, we incurred $824,063 and $346,774, respectively, in chain services.

The management agreements also provide for payments of costs associated with certain system-wide advertising, promotional and public relations materials and programs and the operational costs of reservation systems. Each hotel pays two and one-half percent (2.5%) of suite revenues to this marketing fund. For the nine months ended September 30, 2003 and 2002, we incurred $3,553,428 and $1,434,980, respectively, in marketing fees. For the three months ended September 30, 2003 and 2002, we incurred $1,281,452 and $600,432, respectively, in marketing fees.

Homewood Suites Hotels

Our 17 Homewood Suites hotels are managed by Promus Hotels, Inc. (“Promus”), a wholly owned subsidiary of Hilton Hotels Corporation (“Hilton”) under the terms of a management agreement, as part of the Homewood Suites® by Hilton® franchise.

We are obligated to pay the costs of real estate and personal property taxes, property insurance and maintenance of the hotels. We are committed under management agreements to fund up to 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment. At September 30, 2003 and 2002, Promus held $1,125,601 and $40,564, respectively, for these capital improvement reserves. In addition, in accordance with the franchise agreements, at September 30, 2003 and 2002, $65,871 and $109,368, respectively, were held for the Property Improvement Plan with a financial institution and treated as restricted cash.

Promus manages day-to-day operations of the Homewood Suites hotels. For the hotels acquired prior to 2001, Promus charges fees equal to 4% of total revenue for this function. For two of the hotels acquired in 2001, Promus charges a base management fee of 2% of total revenue and an incentive management fee calculated on the basis of operating profit of the hotels. No incentive management fees were earned in 2003 or 2002. For the other two hotels acquired in 2001, Promus charges 2% of total revenues for the first twelve months, 3% of total revenues for the second twelve months and 4% of total revenues thereafter. Promus also charges a fee of 4% of suite revenue for franchise licenses to operate as a Homewood Suites® by Hilton® hotel and to participate in its reservation system. Total expenses for these services were $2,506,257 and $2,760,165 for the nine months ending September 30, 2003 and 2002, respectively. These expenses are included in the hotel operating expenses mentioned above.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents totaled $40,797,796 at September 30, 2003 and $125,521,805 at December 31, 2002. We plan to use this cash for future acquisition costs, renovations, distributions to shareholders, debt service and to fund general corporate expenses.

Equity

From the initial closing under our first offering, and through our second offering and the period ended September 30, 2003, we sold 30,157,931 Units (3,157,895 Units at $9.50 per unit and 27,000,036 Units at $10 per unit) to our investors, including Units sold through the reinvestment of distributions. The total gross proceeds from the Units sold were $300,000,360 which netted us $268,131,348 after the payment of selling commissions and other offering costs.

We instituted a Unit Redemption Program to provide limited interim liquidity to our shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-served basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the Units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per unit. We reserve the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of September 30, 2003, we redeemed 381,735 shares in the amount of $3,784,859.

Notes Payable

Total Notes Payable

The aggregate amounts of principal payable under all of the Company’s promissory notes, for the five years subsequent to September 30, 2003 are as follows:

Total
2003	$1,814,165
2004	6,916,154
2005	7,612,510
2006	127,654,864
2007	5,669,699
Thereafter	205,990,775

$355,658,167
Fair Value Adjustment of Assumed Debt	9,170,230

$364,828,397

Capital Requirements

Our distribution policy is at the discretion of the Board of Directors and depends on several factors. The distribution rate for the nine months ended September 30, 2003 and 2002 was at a rate of $0.25 per unit outstanding, respectively.

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

In October 2003, we declared and paid a distribution of $.25 per share to common and Series C preferred convertible share holders resulting in cash distributed of approximately $10.6 million.

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

We expect that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain our hotels in a competitive condition. Year to date, we have capitalized approximately $37.4 million in capital improvements to the properties. Of that amount, approximately $30 million relates to our major renovation program and approximately $7.4 million relates to our normal furniture, fixtures and equipment expenditures.

It is anticipated that revenues generated from hotels and equity funds will be used to meet normal hotel operating expenses, make principal payments on the notes assumed with our acquisitions, and make payment of distributions.

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

In April 2002, the FASB issued Statement 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“SFAS No. 145”). Statement 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. Apple Hospitality reported the early extinguishment of the Res I debt as an extraordinary item for 2002. The provisions of SFAS No. 145, related to the rescission of SFAS No. 4, required us to reclassify this item into continuing operations.

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

In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 impacts the accounting for certain minority interests in limited life subsidiaries and requires that those interests be reclassified to liabilities and measured at settlement value. The effective date of FAS 150 for these provisions has been deferred for an indefinite period. The application of FAS 150 effective July 1, 2003, except for the provisions mentioned above, did not have any impact on our consolidated financial statements as we do not currently have any limited life subsidiaries.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk is exposure to changes in mortgage interest rates related to the assumption of the mortgage note and interest rates on short-term investments. The interest rates of the debt related to the Res III portfolio, Res II portfolio, Res I, Apple Suites and AHT Redmond portfolio are 8.08%, 8.85%, 7.4%, 8.48% and 8.375%, respectively. If market interest rates for fixed-rate debt were 100 basis points higher at September 30, 2003, the fair value of the fixed-rate debt for the Res III portfolio, Res II portfolio and Res I portfolio would have decreased from $50 million to $47.8 million, $133 million to $130.4 million, $82.3 million to $77.5 million, Apple Suites would have decreased from $80.8 million to $76.8 million and AHT Redmond portfolio would have decreased from $21.7 million to $19.9 million. If market interest rates for fixed-rate debt were 100 basis points lower at September 30, 2003, the fair value of the fixed-rate debt for the Res III portfolio, Res II portfolio and Res I portfolio would have increased from $50 million to $52.1million, $133 million to $136 million, $82.3 million to $87.8 million, Apple Suites would have increased from $80.8 million to $85 million, and AHT Redmond portfolio would have increased from $21.7 million to $23.6 million, respectively.

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

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

Item 6 Exhibits and Reports on Form 8-K

(a)Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger among Apple Hospitality Two, Inc., Hospitality Acquisition Company and Apple Suites, Inc. dated October 24, 2002. (Incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 25, 2002; SEC File No. 333-53984).

2.2	Agreement and Plan of Merger dated as of November 28, 2001 by and between Apple Hospitality Two, Inc., Marriott Residence Inn Limited Partnership, AHT Res Acquisition, L.P. and RIBM One LLC. (Incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

2.3	Certificate of Merger dated March 28, 2002 (with effective date of March 29, 2002) for merger of AHT Res Acquisition, L.P. with and into Marriott Residence Inn Limited Partnership. (Incorporated herein by reference to Exhibit 2.2 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

2.4	Agreement and Plan of Merger dated as of April 30, 2002 by and among Apple -43 -Hospitality Two, Inc., AHT Res II Acquisition, L.P., RIBM Two LLC and Marriott Residence Inn II Limited Partnership. (Incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

2.5	Certificate of Merger dated August 28, 2002 for merger of AHT Res II Acquisition, L.P. with and into Marriott Residence Inn II Limited Partnership (as surviving entity). (Incorporated herein by reference to Exhibit 2.2 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

3.1	Articles of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to Form S-11 filed by Apple Hospitality Two, Inc.; SEC File No. 333-77055).

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated herein by reference to Exhibit 3.2 to Form S-11 filed by Apple Hospitality Two, Inc.; SEC File No. 333-77055).

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the sarbanes0Oxley Action of 2002 (FILED HEREWITH)

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

(b) Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE HOSPITALITY TWO, INC.

By:	/s/ GLADE M. KNIGHT	Date: November 5, 2003
Glade M. Knight,
Chairman of the Board, Chief Executive Officer, and President

By:	/s/ DAVID S. MCKENNEY	Date: November 5, 2003
David S. McKenney,
Senior Vice President Chief Financial Officer and Treasurer