Form 10-K
period 2003-12-31
APPLE HOSPITALITY TWO INC
filed 2004-03-12
CIK 1132747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 2003

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from              to

Commission File Number 000-49748

APPLE HOSPITALITY TWO, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-2010305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10 S. Third Street Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act:

None

Securities registered pursuant to Section 12 (g) of the act:

Units (Each Unit is equal to one common share, no par value, and one Series A preferred share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K (5229.405 of this chapter) is not continued herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Based upon the price at which the common equity for Apple Hospitality Two, Inc’s best efforts offering was last sold through June 30, 2003., the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was a total of $387,068,722. The Company does not have any non-voting common equity.

On December 31, 2003, there were approximately 40,644,638 common shares outstanding.

APPLE HOSPITALITY TWO, INC.

FORM 10-K

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

Item 1. Business

Apple Hospitality Two, Inc. (the “Company”), a Virginia corporation, was formed on January 17, 2001, with the first investor closing on May 1, 2001. The Company merged with Apple Suites, Inc., structured as a tax-fee merger, on January 31, 2003 and results of Apple Suites operations are included in the Company’s results from February 1, 2003. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated upon consolidation.

The Company is a real estate investment trust. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts (“REIT”) to establish taxable businesses to conduct certain previously disallowed business activities. The Company has wholly-owned taxable REIT subsidiaries (collectively, the “Lessee”), which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of either Marriott or Hilton under hotel management agreements.

Website Access

The address of the company’s Internet website is www.applehospitality.com. The company makes available through its Internet website its annual report on Form 10-K, quarterly reports on From 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the company electronically files such material with, or furnishes it to, the SEC.

Growth Strategies

The Company’s primary objective is to enhance shareholder value by increasing cash from operations and cash available for distributions. The Company’s focus is on maximizing the internal growth of the Company’s portfolio by selecting properties that have strong cash flow growth potential.

The Company seeks to increase operating cash flow and enhance its value through internal growth, renovations and acquisitions. The Company’s internal growth strategy is to utilize its asset management expertise to improve the quality of the Company’s hotels by renovating, redeveloping and thereby improving hotel revenue and operational performance.

The Company believes that its planned future renovation and redevelopment activities will increase revenue per available room (“REVPAR”) growth at the Company’s hotels, thereby increasing lease revenue. The Company is committed to fund a percentage of gross revenue per month for certain capital expenditures for periodic replacement or refurbishment of furniture, fixtures and equipment. The Company has approximately $16.5 million held in escrow for future furniture, fixture and equipment purchases at December 31, 2003. During 2003, the Company began a major renovation program for its hotels to enhance revenue per available room. This program will continue in 2004. Total capital expenditures in the program were approximately $40 million and included thirteen hotels. Renovations of twelve additional hotels are planned for 2004.

The Company continuously monitors its portfolios and will, where appropriate, selectively acquire or dispose of properties based on specific market conditions.

Financing

Substantially all of the Company’s hotels are encumbered by mortgage debt. The Company’s bylaws require board of director approval for debt above certain levels. Debt levels are reviewed quarterly by the board to ensure reasonableness in relation to the Company’s assets.

Competition

The Company believes that the hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other extended-stay hotels in its immediate vicinity and secondarily with other hotels in its geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and revenue per available room (“REVPAR”) of the Company’s hotels in that area. The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting its hotels.

Hotel Operating Performance

The Company owned 49 Residence Inn® by Marriott® hotels, consisting of 5,947 suites, and 17 Homewood Suites® by Hilton® hotels (acquired on January 31, 2003), consisting of 1,922 suites at December 31, 2003, and 48 Residence Inn® by Marriott® hotels, consisting of 5,767 suites at December 31, 2002. Suite revenues for these hotels totaled $189,599,903 for the year ended December 31, 2003, and $102,895,689 for the year ended December 31, 2002. For those same periods, the hotels achieved average occupancy of 74% and 78%, ADR of $91 and $92 and REVPAR of $67 and $71, respectively.

Property Taxes and Insurance

The Company maintains real estate tax escrows, funded from gross revenues of the hotels, which are used to pay the costs of real estate and personal property taxes for certain properties and portfolios. Property insurance is also funded from gross revenues. Taxes, insurance and other expenses incurred by the Company totaled $12,762,914 for the year ended December 31, 2003 and $6,578,038 for the year ended December 31, 2002.

Maintenance

The hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects are directly funded by the Company.

Employees

During 2003, all employees involved in the day-to-day operation of the Company’s hotels were employed by the management companies engaged pursuant to the hotel management agreements. Persons working at the corporate headquarters on the Company’s behalf were employees of Apple Suites Advisors, Inc. (“ASA”) until January 31, 2003, at which time those persons became employees of Apple Hospitality Two, Inc. At December 31, 2003, the Company had 18 employees.

Environmental Matters

In connection with each of the Company’s hotel acquisitions, the Company obtains a Phase I Environmental Report and such additional environmental reports and surveys as are necessitated by such preliminary report. Based on such reports, the Company is not aware of any environmental situations requiring remediation at its properties, which have not been or are not currently being remediated as necessary. No material remediation costs have or are expected to occur.

Property Acquisitions

During fiscal year 2003, the Company acquired the following:

On January 17, 2003, the Company acquired, through a subsidiary, the Residence Inn Redmond extended-stay hotel in Redmond, Washington. (The Residence Inn® and Marriott® trademarks are the property of Marriott International, Inc. or one of its affiliates). For prorated rent and other accounting purposes, the effective date of the acquisition is treated as January 3, 2003, but closing on the acquisition did not occur until January 17, 2003.

Effective on January 31, 2003, Apple Suites, Inc., a Virginia corporation (“Suites”), merged (the “Merger”) with and into Hospitality Acquisition Company, a Virginia corporation and a subsidiary of Apple Hospitality Two, Inc. (“Hospitality”). Suites owned, either directly or through its subsidiaries, a total of 17 upper-end extended-stay hotels throughout the United States, which comprised a total of 1,922 suites.

For further information about these acquisitions, refer to the Company’s discussion of the Merger under the “Recent Acquisitions” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2. Properties

As of December 31, 2003, the Company owned 49 Residence Inn® by Marriott® hotels comprised of 5,947 suites and 17 Homewood Suites® by Hilton hotels comprised of 1,922 suites. The hotels are located in various states. The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances, initial acquisition cost, gross carrying value and the number of suites of each hotel.

Real Estate and Accumulated Depreciation

As of December 31, 2003

(Dollars in thousands)

		Initial Cost		Subsequently Capitalized
Description	Encumbrances	Land	Bldg./ FF&E	Bldg. Imp. & FF&E	Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Suites
Akron, Ohio	$4,954	$597	$3,665	$2,266	$6,528	$(304)	1987	August 2002	3 – 39 yrs.	112
Arcadia, California	8,364	2,284	6,380	2,097	10,761	(459)	1989	August 2002	3 – 39 yrs.	120
Boca Raton, Florida	6,768	1,360	3,871	3	5,234	(193)	1988	August 2002	3 – 39 yrs.	120
Boston, Massachusetts	5,861	1,193	4,774	2,105	8,072	(346)	1989	August 2002	3 – 39 yrs.	96
Birmingham, Alabama	6,717	1,227	4,349	658	6,234	(198)	1986	August 2002	3 – 39 yrs.	128
Charlotte, North Carolina	3,754	2,397	3,910	1	6,308	(187)	1988	August 2002	3 – 39 yrs.	91
Clearwater, Florida	4,827	1,759	3,266	305	5,330	(168)	1986	August 2002	3 – 39 yrs.	88
Columbia, South Carolina	4,737	475	5,732	2,103	8,310	(414)	1988	August 2002	3 – 39 yrs.	128
Deerfield, Illinois	5,325	1,442	6,665	1,929	10,036	(451)	1989	August 2002	3 – 39 yrs.	128
Greensboro, North Carolina	7,764	1,518	5,211	3	6,732	(270)	1987	August 2002	3 – 39 yrs.	128
Irvine, California	6,627	2,904	6,049	2,127	11,080	(480)	1989	August 2002	3 – 39 yrs.	112
Jackson, Mississippi	6,321	786	4,125	742	5,653	(220)	1986	August 2002	3 – 39 yrs.	120
Jacksonville, Florida	5,427	566	4,001	629	5,196	(210)	1986	August 2002	3 – 39 yrs.	112
Kalamazoo, Florida	4,405	1,313	3,896	326	5,535	(238)	1989	August 2002	3 – 39 yrs.	83
Las Vegas, Nevada	15,259	3,685	8,786	540	13,011	(401)	1989	August 2002	3 – 39 yrs.	192
Lubbock, Texas	3,052	410	2,754	478	3,642	(156)	1986	August 2002	3 – 39 yrs.	80
Memphis, Tennessee	3,397	2,038	4,755	106	6,899	(209)	1986	August 2002	3 – 39 yrs.	105
Pensacola, Florida	3,460	336	2,297	1,234	3,867	(343)	1985	August 2002	3 – 39 yrs.	64
Philadelphia, Pennsylvania	6,500	1,395	5,650	1,710	8,755	(415)	1988	August 2002	3 – 39 yrs.	88
Placentia, California	4,342	3,397	4,663	2,101	10,161	(391)	1988	August 2002	3 – 39 yrs.	112
Santa Fe, New Mexico	6,487	1,411	4,840	77	6,328	(244)	1986	August 2002	3 – 39 yrs.	120
Shreveport, Louisiana	–	298	2,503	1	2,802	(127)	1983	August 2002	3 – 39 yrs.	72
Spartanburg, South Carolina	3,346	598	2,918	13	3,529	(156)	1985	August 2002	3 – 39 yrs.	88
Atlanta/Buckhead, Georgia	–	4,568	9,087	80	13,735	(329)	1997	January 2003	3 – 39 yrs.	92
Atlanta/Cumberland, Georgia	4,823	2,202	8,618	319	11,139	(339)	1990	January 2003	3 – 39 yrs.	124
Atlanta/Peachtree, Georgia	2,701	953	3,629	315	4,897	(187)	1990	January 2003	3 – 39 yrs.	92
Baltimore, Maryland	8,681	1,601	15,553	396	17,550	(516)	1998	January 2003	3 – 39 yrs.	147
Boulder, Colorado	10,360	3,428	12,532	386	16,346	(413)	1991	January 2003	3 – 39 yrs.	112
Clearwater, Florida	5,787	2,687	8,108	331	11,126	(290)	1998	January 2003	3 – 39 yrs.	112
Dallas/Addison, Texas	5,305	2,059	8,511	313	10,883	(319)	1990	January 2003	3 – 39 yrs.	120
Dallas/Las Colinas, Texas	5,498	2,772	9,592	348	12,712	(355)	1990	January 2003	3 – 39 yrs.	136
Dallas/Plano, Texas	2,411	521	5,219	265	6,005	(242)	1997	January 2003	3 – 39 yrs.	99
Detroit, Michigan	2,411	508	4,543	278	5,329	(201)	1990	January 2003	3 – 39 yrs.	76
Dulles/Washington, D.C.	7,285	2,419	15,104	234	17,757	(345)	1998	January 2003	3 – 39 yrs.	109
Home Office–Richmond, Virginia	–	138	766	–	904	(54)	1950	January 2003	3 – 39 yrs.	–
Jackson, Mississippi	2,894	897	8,271	261	9,429	(210)	1997	January 2003	3 – 39 yrs.	91
Philadelphia/Malvern, Pennsylvania	–	–	16,285	75	16,360	(504)	1998	January 2003	3 – 39 yrs.	123
Portland, Oregon	4,638	3,095	7,705	199	10,999	(202)	1998	January 2003	3 – 39 yrs.	123
Redmond, Washington	19,732	6,777	27,736	1	34,514	(946)	1990	January 2003	3 – 39 yrs.	180
Richmond, Virginia	5,305	790	9,035	339	10,164	(339)	1998	January 2003	3 – 39 yrs.	123
Salt Lake City, Utah	2,411	377	5,142	260	5,779	(217)	1996	January 2003	3 – 39 yrs.	98
St. Louis, Missouri	4,638	2,099	9,712	185	11,996	(248)	2000	January 2003	3 – 39 yrs.	145
Boulder, Colorado	5,906	1,179	8,538	3,615	13,332	(769)	1986	March 2002	3 – 39 yrs.	128
Buckhead, Atlanta	5,020	3,231	4,267	892	8,390	(310)	1987	March 2002	3 – 39 yrs.	136
Chesterfield, Missouri	2,756	1,148	3,480	726	5,354	(249)	1986	March 2002	3 – 39 yrs.	104
Columbus North, Ohio	1,723	641	3,527	380	4,548	(261)	1985	March 2002	3 – 39 yrs.	96
Costa Mesa, California	7,383	3,773	6,825	682	11,280	(401)	1986	March 2002	3 – 39 yrs.	144
Cumberland, Atlanta	2,953	1,938	3,622	482	6,042	(299)	1987	March 2002	3 – 39 yrs.	130
Dayton North, Ohio	1,427	320	2,539	162	3,021	(168)	1987	March 2002	3 – 39 yrs.	64
Dayton South, Ohio	3,002	443	4,353	1,793	6,589	(400)	1985	March 2002	3 – 39 yrs.	96
Dunwoody, Atlanta	2,707	1,988	4,725	574	7,287	(375)	1984	March 2002	3 – 39 yrs.	144
Galleria, Missouri	6,448	1,970	5,554	847	8,371	(372)	1986	March 2002	3 – 39 yrs.	152
La Jolla, California	19,343	17,255	11,854	6,228	35,337	(1,143)	1986	March 2002	3 – 39 yrs.	288
Lombard, Illinois	5,316	1,166	5,740	432	7,338	(633)	1987	March 2002	3 – 39 yrs.	144
Long Beach, California	11,419	7,325	11,597	479	19,401	(687)	1987	March 2002	3 – 39 yrs.	216
Sharonville, Ohio	1,969	2,087	3,790	3,583	9,460	(462)	1985	March 2002	3 – 39 yrs.	144
Southfield, Michigan	4,331	1,738	3,869	891	6,498	(335)	1987	March 2002	3 – 39 yrs.	144
Atlanta, Georgia	4,459	1,757	10,360	673	12,790	(809)	1990	September 2001	3 – 39 yrs.	126
Bakersfield, California	3,964	1,870	7,567	423	9,860	(640)	1990	September 2001	3 – 39 yrs.	114
Boston, Massachusetts	6,936	4,707	12,730	789	18,226	(1,006)	1989	September 2001	3 – 39 yrs.	130
Cincinatti, Ohio	4,955	1,573	5,472	327	7,372	(511)	1990	September 2001	3 – 39 yrs.	118
Concord, California	6,441	4,937	16,804	1,203	22,944	(1,310)	1989	September 2001	3 – 39 yrs.	126
Dallas, Texas	5,450	1,397	8,271	408	10,076	(726)	1989	September 2001	3 – 39 yrs.	120
Houston, Texas	4,955	960	8,903	620	10,483	(724)	1990	September 2001	3 – 39 yrs.	110
Meriden, Connecticut	4,459	–	9,092	103	9,195	(701)	1989	September 2001	3 – 39 yrs.	106
Montgomery, Alabama	2,477	965	5,025	258	6,248	(463)	1990	September 2001	3 – 39 yrs.	94
San Ramon, California	5,450	3,448	15,542	305	19,295	(1,115)	1989	September 2001	3 – 39 yrs.	106

	$353,823	$139,096	$474,254	$53,014	$666,364	$(27,705)				7,869

Investment in hotels at December 31, 2003, consisted of the following:

Land	$139,098,160
Building and improvements	475,597,441
Furniture, fixtures and equipment	51,667,967

Total	666,363,568
Less: accumulated depreciation	(27,705,484)

Investments in hotel, net	$638,658,084

For additional information about the Company’s properties, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Legal Proceedings

The Company is not presently subject to any material litigation nor, to its knowledge, is any litigation threatened against the Company or any of its properties, other than routine actions arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the Company’s business or financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

Common Shares

The Company’s Registration Statement on Form S-11 (File No. 333-77055) was declared effective by the Securities and Exchange Commission on May 1, 2001, and on that date the Company commenced an initial best efforts offering of 20.1 million Units. On May 29, 2002, the initial offering closed. The Company’s Registration Statement on Form S-11 (File No. 333-101194) was declared effective by the Securities and Exchange Commission on May 2, 2002, and on that date the Company commenced its second best efforts offering of 10 million Units. On November 26, 2002, the second offering closed. The managing underwriter was David Lerner Associates, Inc. and all of the Units were sold for the Company’s account. A Unit consists of one common share and one Series A preferred share. The Series A preferred shares have no voting rights, no distribution rights, and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The only right associated with each Series A preferred share is a priority distribution upon the sale of the Company’s assets. The priority distribution will be equal to $10.00 per Series A preferred share, and no more, before any distribution will be made to the holders of any other shares. Upon that distribution, the Series A preferred shares will have no other distribution rights.

There is currently no established public market in which the Company’s common shares are traded.

On December 31, 2003, there were 11,435 beneficial shareholders of the Company’s common shares.

Distributions of $54,243,300 were paid to the shareholders during 2003. Distributions were paid in an amount of $1.50 per share for the year ended December 31, 2003. The $1.50 per share includes a special dividend of $.50 associated with the Company’s merger with Apple Suites, Inc. In 2002, the Company paid distributions at an annual rate of $1.00 per share. The timing and amounts of distributions to shareholders are within the discretion of the Company’s Board of Directors. Future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions and other factors such as working capital and capital expenditure requirements, as well as requirements under federal income tax provisions for qualification as a REIT.

Non-Employee Directors Stock Option Plan and Incentive Plan

The Company’s board of directors has adopted and the Company’s shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan convert to Units. Each Unit is equal to one common share and one Series A Preferred share of the Company. As of December 31, 2003, there were 121,820 options outstanding.

Distribution Policy

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. All distributions are at the discretion of the Company’s board of directors. Since inception of the Company, it has paid a quarterly dividend of $.25 per share, excluding a one-time dividend associated with the Apple Suites, Inc. merger. As a result of the Company’s 2003 results from operations and renovation program, the Company will reevaluate its dividend policy in 2004.

Series C Convertible Preferred Shares Dividend and Distribution Rights

The holders of the Company’s Series C convertible preferred shares will be entitled to receive, on an as converted basis, the same distributions as declared for the holders of the Company’s common shares, except for distributions in liquidation. If the Company liquidates the Company’s assets or dissolves entirely and the Company’s assets are sufficient to pay the distribution rights of the Series A preferred shares in full, the remaining assets will first be used to pay $10.00 per share to the holders of the Series C convertible preferred shares, on an as converted basis. Then, any remaining assets will be distributed pro rata to the holders of common shares and the holders of Series C convertible preferred shares, on an as converted basis.

Conversion

The Series C convertible preferred shares will be convertible into Units upon and for 180 days following the occurrence of either of the following events: (1) the Company transfers substantially all of the Company’s assets, stock or business as a going concern, whether through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the Company lists the Company’s Units on a national securities exchange or quotation system or in any established market. Upon the occurrence of either triggering event, each Series C convertible preferred share will be convertible into one unit, subject to adjustment to reflect stock dividends on, or split, subdivision or combination of, the Company’s common shares.

Voting Rights

The holders of Series C convertible preferred shares are entitled to vote on all matters submitted to a vote of shareholders as if they were converted into the Company’s common shares, except as otherwise provided by law. The holders of the Company’s common shares and the holders of Series C convertible preferred shares, on an as converted basis, have exclusive voting power with respect to the election of directors, except as provided with respect to any other class or series of shares. There is no cumulative voting in the election of directors. Therefore the holders of a majority of the outstanding common shares and Series C convertible preferred shares, on an as converted basis, are able to elect all of the directors then standing for election and the holders of the remaining common shares and Series C convertible preferred shares are not able to elect any directors.

Changes in Securities and Use of Proceeds

In connection with the merger with Apple Suites, the Company’s advisory agreement and the advisory agreement of Apple Suites with ASA was terminated. No further advisory fees are due under those agreements. In addition, the property acquisition/distribution agreements that the companies had with ASRG also was terminated. As a result of the Merger, the 240,000 Class B convertible preferred shares of Apple Suites held by Glade M. Knight and two business associates converted into 480,000 common shares of Apple Suites, which subsequently converted into 480,000 Units. Mr. Knight and the other holders of the Company’s Series B convertible preferred shares of Apple Hospitality Two exchanged their Series B convertible preferred shares for 1,272,000 newly created Series C convertible preferred shares.

Item 6.

SELECTED FINANCIAL DATA

(in thousands, except per share data)

The following table sets forth selected financial data for the year ended December 31, 2003, December 31, 2002, and for the period January 17, 2001, through December 31, 2001, that has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and Item 15(a), the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

	For the year ended December 31, 2003	For the year ended December 31, 2002	For the period January 17, 2001 through December 31, 2001
Revenues:
Suite revenue	$189,600	$102,896	$10,022
Other revenue	6,206	3,324	415

Total revenue	195,806	106,220	10,437
Expenses:
Hotel expenses	119,715	59,161	5,625
Taxes, insurance and other	12,763	6,578	553
General and administrative	1,948	1,943	491
Depreciation	19,264	7,562	1,085
Merger costs-related parties	15,914	—	—
Interest and other expenses, net	24,705	12,109	(634)

Total expenses	194,309	87,353	7,120

Net income	$1,497	$18,867	$3,317

Per Share
Earnings per common share	$0.04	$0.88	$0.52
Distributions paid to common shareholders	$1.50	$1.00	$.50
Weighted-average common shares outstanding - basic	41,421	21,557	6,334

Balance Sheet Data
Cash and cash equivalents	$17,296	$125,522	$15,469
Investment in hotels, net	$638,658	$388,034	$121,078
Total assets	$692,113	$557,754	$178,381
Notes payable-secured	$362,763	$269,297	$52,874
Shareholders’ equity	$308,920	$262,982	$120,461
Net book value per share	$7.37	$8.72	$8.66

Other Data
Cash flow from:
Operating activities	$35,923	$24,003	$4,694
Investing activities	$(71,682)	$(28,257)	$(108,918)
Financing activities	$(72,467)	$114,307	$119,693
Number of hotels owned at end of period	66	48	10

Funds From Operations Calculation
Net income	$1,497	$18,867	$3,317
Depreciation	19,264	7,562	1,085
Merger costs-related parties	15,914	—	—

Modified funds from operations (a)	$36,675	$26,429	$4,402
Modified FFO per share	$0.89	$1.23	$0.69

(a) Funds from operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles - GAAP) excluding gains and losses from sales of depreciable property, plus depreciation, amortization and certain start-up costs. Additionally, the Company has excluded merger related costs as it believes modified FFO is a better measure of the Company’s performance. The merger costs are not anticipated to be recurring and were a result of the Company’s merger with Apple Suites. The company considers modified FFO in evaluating property acquisitions and its operating performance and believes that modified FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company’s activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company is a real estate investment trust (“REIT”) that owns upscale, extended-stay hotels. The Company was formed on January 17, 2001, with the first investor closing commencing on May 1, 2001. The Company owns 66 hotels within different markets in the United States. The performance of the Company’s hotels can be influenced by many factors, including local hotel competition, local and national economic conditions and the performance of the individual managers assigned to our hotels. In evaluating financial condition and operating performance, the Company focuses on revenue measurements such as occupancy, average daily rate and revenue per available room and expenses such as hotel operating expenses, general and administrative expenses and other expenses described below.

During 2003, the Company’s results were impacted by two significant events. First, the lodging industry as a whole continued to experience a decline in occupancy and rates due to general economic conditions. Second, the Company began a major renovation project for many of its hotels. Accordingly, the Company’s financial performance was lower than prior years. Since there can be no assurance that economic conditions will improve, and since the Company will continue its renovation project in 2004, there can be no assurance that operating results will improve in 2004. However, due to the positive impact of the completed renovations and positive economic conditions in early 2004, the Company does believe there will be improvement in its results in 2004.

Hotels Owned

The Company owns 66 hotels, with a total of 7,869 suites. Of the Company’s 66 hotels, we own 49 Residence Inn® by Marriott® properties consisting of 5,947 suites, and 17 Homewood Suites® by Hilton consisting of 1,922 suites.

The Company acquired its first 10 hotels in September 2001. The following table summarizes the locations of and number of suites at these ten hotels (collectively, the “Crestline Portfolio”), all of which operate as part of the Residence Inn® by Marriott® franchise system:

Location of hotels	# of Suites
Montgomery, Alabama	94
Bakersfield, California	114
Concord, California	126
San Ramon, California	106
Meriden, Connecticut	106
Atlanta/Hapeville, Georgia	126

Boston, Massachusetts	130
Cincinnati, Ohio	118
Dallas, Texas	120
Houston, Texas	110

Total	1,150

Fifteen of the Company’s hotels were acquired in February 2002. The following table summarizes the location of and number of suites at these fifteen hotels (the “Res I Portfolio”), all of which operate as part of the Residence Inn® by Marriott® franchise system:

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

Twenty-three of the Company’s hotels were acquired in August 2002. The following table summarizes the location of and number of suites at these twenty-three hotels (the “Res II Portfolio”), all of which operate as part of the Residence Inn® by Marriott® franchise system:

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

Seventeen of the Company’s hotels were acquired as a result of the merger with Apple Suites, Inc. (“Apple Suites”) on January 31, 2003. The following table summarizes the location of and number of suites at these seventeen hotels, all of which are operated as part of the Homewood Suites® by Hilton franchise system:

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

Effective January 3, 2003, the company acquired a hotel in Redmond, Washington which has 180 suites and is operated as part of the Residence Inn® by Marriott® franchise system.

Management Agreements

The Company’s Residence Inn hotels are subject to management agreements under which Residence Inn® by Marriott®, Inc. (the “Manager”) manages the hotels and provides access to the Company to Marriott’s intellectual property and proprietary sales and reservation system, generally for an initial term of 15 to 20 years with renewal terms at the option of the Manager of up to an additional 50 years. The agreements generally provide for payment of base management fees, which are calculated annually and are a percentage of sales, incentive management fees over a priority return (as defined in the management agreements), system fees, marketing fees and chain services. Incentive fees are payable only to the extent of cash flow from the properties as described in the management agreement on a portfolio basis. The Company has three portfolios of multiple hotels and one other hotel with separate incentive management agreements which are subject to this calculation. The Company records deferred incentive management fee exposure when it is considered probable that these fees will be paid. See “Expenses” under Results of Operations below for further discussion. Total expenses for 2003 and 2002 paid to Residence Inn were $12.3 million and $8.9 million, respectively. Additionally, these agreements have termination provisions for the Company if certain operating results are not achieved.

Promus Hotels, Inc. (“Promus”), a wholly-owned subsidiary of Hilton, manages day-to-day operations of the Company’s Homewood Suites hotels. Promus charges fees for this function, which are calculated as a percentage of revenue. Incentive management fees are calculated, for certain properties, on the basis of operating profit of the hotels. No incentive management fees were earned in 2003. Promus also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites® by Hilton and to participate in its reservation system. Total expenses for franchise fees, management fees, advertising expenses and other reimbursable services were approximately $7.6 million for the year ended December 31, 2003. These expenses are included in the hotel operating expenses mentioned below.

Acquisitions During 2003

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

AHT Redmond, Inc., a subsidiary that was formed to acquire the hotel, has assumed existing debt secured by the hotel. The lender is The Wells Fargo Bank Minnesota, National Association, as Trustee for the registered holders of GMAC Commercial Mortgage Securities, Inc., Mortgage Pass through Certificates, Series 2002-C3, as serviced by GMAC Commercial Mortgage Corporation.

The principal balance of the assumed debt as of the closing date was approximately $20,000,000, which bore interest at 8.375%. The debt is evidenced by a promissory note, dated November 28, 2000, in the original principal amount of $20,500,000. The promissory note provides for a maturity date of December 1, 2025.

Apple Suites, Inc.

On January 31, 2003, Apple Suites merged with and into Hospitality Acquisition Company, the Company’s wholly-owned subsidiary. Apple Suites owned, either directly or through its subsidiaries, a total of 17 upscale extended-stay hotels throughout the United States, which comprised a total of 1,922 suites, and all of which are operated as part of the Homewood Suites® by Hilton franchise system. The Merger did not change the management positions Mr. Glade M. Knight held with us prior to the Merger nor did the Company’s boards of directors’ change as a result of the Merger.

Pursuant to the Merger, each Apple Suites common share, issued and outstanding immediately prior to the effective date of the Merger, was converted into the right to receive either: (i) one unit of the Company, consisting of one common share of the Company and one Series A preferred share of the Company; or (ii) if the holder of an Apple Suites common share elected, $10.00 in cash, subject to a limit on the total amount of cash to be paid in the Merger. As a result of the Merger, holders of Apple Suites common shares received a total of 11,361,000 (valued at $8 per share for accounting purposes) Units and approximately $17.8 million in cash, and the Company assumed Apple Suites’ liabilities and paid certain merger costs. The Company funded the cash portion of the Merger consideration with available cash. Apple Suites assets and liabilities were recorded at fair value and no goodwill or intangible assets were recorded in connection with the transaction.

Also in connection with this transaction, the Company terminated its advisory contract with ASA and became self-advised. To implement the termination of the advisory agreement, The Company purchased ASA. The Company acquired all of Mr. Glade M. Knight’s stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement. Mr. Knight received a cash payment of $2 million and a non-interest-bearing promissory note, due four years after the Merger, in a principal amount of $4.48 million. The Company has recognized an expense related to this transaction of $5.5 million through December 31, 2003.

In addition, 1,272,000 newly created Series C convertible preferred shares were issued in exchange for outstanding Series B convertible preferred shares. Holders of Series B convertible preferred shares would have otherwise been entitled to receive 1,272,000 Units upon conversion of their Series B convertible preferred shares in connection with the termination of the advisory agreement with ASA and termination of the brokerage service agreement with ASRG. The new Series C convertible preferred shares have a liquidation preference comparable to the Series B convertible preferred shares, in that holders of Series C convertible preferred shares receive no payments in a liquidation for their Series C convertible preferred shares until holders of Units are paid in full for their Series A preferred shares. The Series C convertible preferred shares have the same voting rights and rights to receive dividend distributions as if they had already been converted to common shares. The Company recognized expense related to this transaction of $10,152,000 during the year ended December 31, 2003.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length and the results of the Company’s operations could be different if these transactions were conducted with non-related parties.

Prior to January 31, 2003, the Company had contracted with ASRG to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG was paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. For the years ended December 31, 2003 and 2002, ASRG earned $651,000 and $5,866,784, respectively, under this agreement. ASRG was owned by Mr. Glade M. Knight, the Company’s Chairman. Concurrent with the Company’s merger with Apple Suites on January 31, 2003, the Company’s agreement with ASRG was terminated.

The Company had contracted with ASA to advise and provide us day-to-day management services and due diligence services on acquisitions. In accordance with the contract, the Company paid ASA a fee equal to 0.1% to 0.25% of total equity contributions the Company received in addition to certain reimbursable expenses. For the years ended December 31, 2003 and 2002, ASA earned $62,500 and $568,170, respectively, under this agreement. Concurrent with the Company’s merger with Apple Suites on January 31, 2003, the advisory agreement with ASA was terminated and no further advisory fees were due under that agreement. To implement the termination of the advisory agreement, the Company purchased ASA. The Company acquired all of Mr. Glade M. Knight’s stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement. Mr. Knight received a cash payment of $2 million and a non-interest-bearing promissory note, due four years after the Merger, in a principal amount of $4.48 million. Also in connection with the Merger and the termination of the advisory agreement with ASA, the Company’s outstanding Series B convertible preferred shares were exchanged for 1,272,000 newly created Series C convertible preferred shares which have the same voting and dividend rights as if they had already been converted into 1,272,000 common shares.

The Company has an advisory agreement with Apple Hospitality Five Advisors, Inc., whereas the Company receives advisory fee revenue equal to 0.1% to 0.25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for Company personnel performing advisory and real estate acquisition due diligence for Apple Hospitality Five, Inc. The Company received advisory fee revenue in the amount of $296,435 under this agreement during the year ended December 31, 2003.

Mr. Knight also serves as the Chairman and Chief Executive Officer of Cornerstone Realty Income Trust, Inc., an apartment REIT. Mr. Knight was Chairman and Chief Executive Officer of Apple Suites prior to the Merger with it. (Refer to the “Acquisition of Apple Suites, Inc.” section above for further information about the merger with Apple Suites), and Mr. Knight is Chairman, President and Chief Executive Officer of Apple Hospitality Five, Inc.

Results of Operations for Years 2003 and 2002

The Company’s operating results were impacted by two significant events during 2003. First the lodging industry as a whole experienced a decline due to an overall decline in economic conditions throughout the United States. As reflected in the analysis below, Apple’s results were impacted by this overall industry decline. Second, the Company began a major renovation effort for 13 of its hotels during 2003. As a result periodically throughout the renovation process rooms at the individual hotels were taken out of service in order to perform the renovation, thus reducing the operating results for that hotel. The Company plans to continue its renovation efforts during 2004 with an additional 12 hotels scheduled for renovation in 2004.

Revenues

The Company’s principal source of revenue is hotel suite revenue. For the years ended December 31, 2003 and 2002, the Company had suite revenue and other revenue of $189,599,903 and $6,205,954 and $102,895,689 and $3,324,115, respectively. The increase in revenues is attributable to the acquisition of the Redmond hotel; the Company’s merger with Apple Suites, Inc; and the revenues associated with a full year of operations for the Company’s other hotel properties. For the years ended December 31, 2003 and 2002, the hotels achieved average occupancy of 74% and 78%, ADR of $91 and $92 and REVPAR of $67 and $71, respectively. ADR, or average daily rate, is calculated as room revenue divided by number of rooms sold, and REVPAR, or revenue per available room, is calculated as occupancy multiplied by ADR. The decrease in occupancy, ADR and REVPAR for the years ended December 31, 2003 is related to the Company’s major renovation program at its hotel properties and a general industry decline due to economic conditions throughout the U.S. During the renovations program, suites are taken out of service while renovations are completed. The Company estimates approximately 54,000 room nights were out of service in 2003.

For the year ended December 31, 2003 and 2002, the Company had interest income of $840,681 and $1,292,925, respectively. Interest income represents earnings on excess cash, invested in short term money market instruments.

Expenses

The Company’s hotel operating expenses totaled $49,999,662 or 26% of suite revenue and $24,816,733 or 24% of suite revenue for the year ended December 31, 2003 and 2002, respectively. The reduction of REVPAR has increased hotel operating expenses on a percentage of revenue basis due primarily to lower ADR and to fixed costs associated with operating a hotel.

The Company’s general and administrative expenses for the year ended December 31, 2003 and 2002 were $1,948,134 or 1% of suite revenue and $1,943,257 or 2% of suite revenue, respectively. This percentage decreased as the Company’s asset base grew during 2003.

Taxes, insurance and other expense for the year ended December 31, 2003 and 2002 was $12,762,914 or 7% of suite revenue and $6,578,038 or 6% of suite revenue, respectively.

Depreciation expense for the year ended December 31, 2003 and 2002 was $19,264,109 and $7,561,545, respectively. Depreciation expense for 2003 represents expense of the Company’s 66 hotels and related personal property, as well as a full year of renovations; and expense for 2002 represents expense of 48 hotels and related personal property owned at December 31, 2002. The Company’s capital expenditures increased from $6.8 million in 2002 to $48.6 million in 2003, as part of a major renovation program.

Interest expense was $25,545,677 and $13,402,143 for the year ended December 31, 2003 and 2002 respectively. Interest expense for the year ended December 31, 2003, represents interest on the 8.08%, $53 million promissory note assumed in conjunction with the Crestline acquisition, interest expense on the refinance of the Res I Partnership acquisition debt in the amount of $83 million at a fixed interest rate of 7.4%, interest expense on the 8.85%, $130 million promissory note assumed in conjunction with the Res II Partnership acquisition, interest expense on the $20 million Redmond acquisition at 8.375% and Apple Suites debt of $76 million at and average rate of 8.4%. Interest expense also includes approximately $2.5 million in amortization of the Company’s fair value adjustment, and amortization of the premium on the Company’s note payable to Glade M. Knight, as discussed under Related Party Transactions above. Interest for the year ended December 31, 2002 represented the Crestline mortgage, Res I mortgages, and Res II mortgages, as well as an adjustment for early extinguishment of debt related to the Res I mortgage.

The Company incurred approximately $15.9 million in expenses in 2003 related to the Apple Suites merger. The expenses include approximately $10.2 million associated with the conversion of the series B convertible preferred shares to series C convertible shares and $5.5 million associated with the termination of the advisory agreement with ASA.

During the year ended December 31, 2003, the Company capitalized interest of $1.6 million related to suites out of service for renovations. No interest was capitalized in 2002.

Residence Inn Hotels

The Company’s Residence Inn hotels are subject to management agreements under which Residence Inn® by Marriott®, Inc. (the “Manager”) manages the hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of the Manager of up to an additional 50 years. The agreements generally provide for payment of base management fees, which are calculated annually and are a percentage of sales, incentive management fees over a priority return (as defined in the management agreements), system fees, marketing fees and chain services. Incentive management fees are currently payable only if and to the extent there is sufficient cash flow from the hotels after consideration of qualifying debt service and after consideration to a priority return on investment, including property improvements. Amounts not currently payable are deferred and are payable in future years only if and to the extent there is sufficient cash flow from future operations or upon sale or refinancing of the hotels after consideration to a priority return to us (as defined in the management agreements), which is generally 12%. In the event of early termination of the management agreements, the Manager will receive additional fees based on the unexpired term and expected future base and incentive management fees. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. System fees, marketing fees and chain services are based primarily on revenue and compensate Marriott for the use of their intellectual property, reservation and accounting systems and corporate personnel. Total fees paid in 2003 and 2002 were $12.3 million and $8.9 million, respectively.

Incentive fees are payable on a portfolio by portfolio basis for Residence Inn properties. The Company has three portfolios of multiple hotels and one other hotel with separate management agreements which are subject to this calculation. The Company records incentive management fee exposure when it is considered probable that these fees will be paid. The Company has recorded the full amount of deferred incentive management fees on the Res III portfolio and Redmond hotel. The Company has not recorded any deferred incentive management fees for the Res I and Res II portfolios.

The Company acquired its Residence Inn hotels in separate transactions, (Res I – purchased February 2002, Res II – purchased August 28, 2002, and Res III – purchased September 2001). In the Res I and Res II purchases, the Company assumed the amended and restated management agreements in effect with the Manager by the prior owner and assumed deferred incentive management fees totaling $6.7 million and $7.0 million, respectively, at the date of the respective acquisitions. Additionally, the Company assumed the cost basis of $187 million and $243 million for Res I and Res II, respectively, and the holding period of the prior owner for purposes of calculating the priority returns upon sale of the properties. The Company paid approximately $133 million and $160 million for Res I and Res II, respectively.

The following table summarizes deferred incentive management fees (“DIMF”) under these management agreements (dollars in millions).

	DIMF Assumed	Accumulated Post- Acquisition	Total IMF	2003 IMF Paid	Total DIMF	IMF Amount accrued in Consolidated Balance Sheet
Res I	$6.7	$4.9	$11.6	$0.0	$11.6	$0.0
Res II	7.0	2.4	9.4	0.0	9.4	0.0
Res III	0.0	0.7	0.7	0.0	0.7	0.7
Redmond	0.0	0.5	0.5	0.5	0.0	0.0

Total	$13.7	$8.5	$22.2	$0.5	$21.7	$0.7

No amounts of DIMF were recorded upon the acquisition of Res I and Res II as the fair value of these amounts were not readily determinable and payment was not considered probable.

The Company is obligated to escrow funds, generally 5% of revenue, to cover the cost of replacements and renewals to the hotels’ property and improvements. The lessees are obligated under these management agreements to fund FF&E requirements in excess of amounts placed in restricted cash accounts. At December 31, 2003 and 2002, respectively, the lessee had FF&E escrow balances of $15,912,950 and $18,640,007.

Homewood Suites Hotels

The Company’s 17 Homewood Suites hotels are managed by Promus Hotels, Inc. (“Promus”), a wholly owned subsidiary of Hilton Hotels Corporation (“Hilton”) under the terms of a management agreement, as part of the Homewood Suites® by Hilton franchise.

Promus manages day-to-day operations of the Company’s Homewood Suites hotels. Promus charges fees for this function, which are calculated as a percentage of revenue. Incentive management fees are calculated, for certain properties, on the basis of operating profit of the hotels. No incentive management fees were earned in 2003. Promus also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites® by Hilton and to participate in its reservation system. Total expenses for franchise fees, management fees, advertising expenses and other reimbursable services were $7,584,591 for the year ended December 31, 2003. These expenses are included in the hotel operating expenses mentioned above.

The Company is committed under management agreements to fund up to 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment. At December 31, 2003, Promus held approximately $600,000 for these capital improvement reserves.

Results of Operations for Years 2002 and 2001

Revenues

The Company’s principal source of revenue is hotel suite revenue. For the year ended December 31, 2002 and the period September 7, 2001 through December 31, 2001, the Company had suite revenue and other revenue of $102,895,689 and $10,022,272, and $3,324,115 and $414,493, respectively. The increase in revenues is attributable to the acquisitions of 38 hotels in 2002, as well as the full year of operations of the ten properties acquired in 2001. For those same periods, the hotels achieved average occupancy of 78% and 76%, ADR of $92 and $102 and REVPAR of $71 and $78, respectively.

For the year ended December 31, 2002 and the period January 17, 2001 through December 31, 2001, the Company had interest income of $1,292,925 and $2,005,006, respectively. Interest income for the twelve months ended December 31, 2002 represents excess cash, invested in short term money market instruments; whereas interest income for the period January 17, 2001 through December 31, 2001 represents excess cash, invested in short term money market instruments and interest earned from the 12% promissory note with Crestline Capital Corporation.

Expenses

Interest expense was $13,402,354 and $1,371,540, respectively, for the year ended December 31, 2002 and the period January 17, 2001 through December 31, 2001. Interest expense for the year ended December 31, 2002, represents interest on the 8.08%, $53 million promissory note assumed in conjunction with the Crestline acquisition, interest expense on the 8.6%, $71 million promissory note and 15.25%, $21 million promissory note assumed in conjunction with the Res I Partnership acquisition, interest expense on the refinance of the Res I Partnership acquisition debt in the amount of $83 million at a fixed interest rate of 7.4%, and interest expense on the 8.85%, $130 million promissory note assumed in conjunction with the Res II Partnership acquisition. Interest expense for the period January 17, 2001 through December 31, 2001 represents interest on the 8.08% $53 million promissory note.

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

Taxes, insurance and other expense for the year ended December 31, 2002 and the period January 17, 2001 through December 31, 2001 was $6,578,038 or 6% of suite revenue and $552,734 or 6% of suite revenue, respectively.

General and administrative expenses for the year ended December 31, 2002 and for the period January 17, 2001 through December 31, 2001 were $1,943,257 or 2% of suite revenue and $491,009 or 5% of suite revenue, respectively. This percentage decreased as our asset base grew during 2002.

Hotel operating expenses totaled $24,816,733 or 24% of suite revenue and $2,262,543 or 23% of suite revenue for the year ended December 31, 2002 and the period January 17, 2001 through December 31, 2001, respectively.

Liquidity and Capital Resources

		Amount of Commitment expiring per period
Commercial Commitments (000’s)	Total	Less than 1- 1 year	2-3 Years	4-5 Years	Over 5 Years
Note payable-related party	$4,480	$—	$—	$4,480	—
Total Debt Commitments (including approximately $202,066 in interest)	$555,889	$37,260	$184,949	$46,656	$287,024

Total Commercial Commitments	$560,369	$37,260	$184,949	$51,136	$287,024

Cash and cash equivalents

Cash and cash equivalents totaled $17,296,109 at December 31, 2003 and $125,521,805 at December 31, 2002. The Company plans to use this cash for renovations, distributions to shareholders, debt service and to fund general corporate expenses.

Equity

From the initial closing under the Company’s first offering, through the Company’s second offering and the year ended December 31, 2003, the Company sold 30,157,931 Units (3,157,895 Units at $9.50 per unit and 27,000,036 Units at $10 per unit) to investors. The total gross proceeds from the Units sold were $300,000,360 which netted us $268,131,348 after the payment of selling commissions and other offering costs.

Pursuant to the Merger, each Apple Suites common share, issued and outstanding immediately prior to the effective date of the Merger, was converted into the right to receive either: (i) one unit of the Company, consisting of one common share of the Company and one Series A preferred share of the Company; or (ii) if the holder of an Apple Suites common share elected, $10.00 in cash, subject to a limit on the total amount of cash to be paid in the Merger. As a result of the Merger, holders of Apple Suites common shares received a total of 11,361,000 Units and approximately $17.8 million in cash, and the Company assumed Apple Suites’ liabilities and paid certain merger costs. The Company funded the cash portion of the Merger consideration with available cash.

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

The Company instituted a Unit Redemption Program to provide limited interim liquidity to the Company’s shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-serve basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the Units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2003, the Company had redeemed 875,357 shares in the amount of $8,690,335.

In February 2004, the Company initiated a dividend reinvestment plan which will provide additional liquidity for the Company and a cost effective way for shareholders to continue to invest in the Company.

Notes Payable

Total Notes Payable

The aggregate amounts of principal payable under all of the Company’s promissory notes, for the five years subsequent to December 31, 2003 are as follows:

Total
2004	$6,916,154
2005	7,612,510
2006	127,654,864
2007	5,669,699
2008	6,240,756
Thereafter	199,728,978

353,822,961
Fair Value Adjustment of Assumed Debt	8,939,757

$362,762,718

Notes payable consists of the following:

Res I Portfolio

The Company has a secured note in the amount of $82 million. The term of the note is 10 years with a 25 year amortization. The note bears interest at the fixed rate of 7.4% per annum and payments are made in monthly installments, of principal and interest. The loan matures in October 2012 with an aggregate balloon payment of approximately $67 million. The outstanding balance at December 31, 2003 was approximately $81.7 million.

Res II Portfolio

The Company has a secured note in the amount of approximately $128 million. The note bears interest at the fixed rate of 8.85% per annum and matures in March 2006 with an aggregate balloon payment of approximately $122 million. The note is payable in monthly installments of principal and interest. The outstanding balance at December 31, 2003 was approximately $127.7 million.

Res III Portfolio

The Company has a secured note in the amount of approximately $50 million. The note bears a fixed interest rate of 8.08% per annum. The maturity date is January 2010, with a balloon payment of $35.4 million. The loan is payable in monthly installments, including principal and interest. The outstanding balance at December 31, 2003 was approximately $49.5 million.

Redmond

The Company has a secured note in the amount of approximately $20,000,000. The note provides for an applicable interest rate of 8.375%, subject to certain adjustments, which include the following: (a) an increase of 2% beginning on the optional prepayment date, and (b) an increase of 5% upon any event of default. The note requires consecutive monthly payments of principal and interest in the amount of $163,348. The note matures in December 2025. The outstanding balance at December 31, 2003 was approximately $19.7 million.

Apple Suites

In conjunction with the acquisition of Apple Suites, the Company assumed the following secured notes:

•	A secured note with an original principal amount of $9.5 million that bears interest at 8.3% per annum and is secured by two hotels. The note is amortized over 25 years and matures in January 2012. Payments of principal and interest are made monthly. The outstanding balance at December 31, 2003 was approximately $9.3 million.

•	A secured note with an original principal amount of $7.5 million that bears interest at 8.14% per annum and is secured by one hotel. The note is amortized over 25 years and matures in September 2011. Payments of principal and interest are made monthly. The outstanding balance at December 31, 2003 was $7.3 million.

•	A secured note with an original principal amount of $10.7 million that bears interest at 8.15% per annum and is secured by one hotel. The note is amortized over 25 years and matures in June 2011. Payments of principal and interest are made monthly. The outstanding balance at December 31, 2003 was $10.4 million.

•	A secured note with an original principal amount of $50 million that bears interest at 9% per annum and is secured by 11 hotels. The note is amortized over 25 years and matures on September 2010. Payments of principal and interest are made monthly. The outstanding balance at December 31, 2003 was $48.2 million.

Capital Requirements

The Company’s distribution policy is at the discretion of the Board of Directors and depends on several factors. The distribution rate for the years ended December 31, 2003 and 2002 was at a quarterly rate of $0.25 per unit outstanding, respectively. Excluding a special dividend of $.50 per share in January 2003.

In January 2003, the Company paid a distribution of $.25 per share to common shareholders, which was declared in the fourth quarter of 2002, resulting in cash distributed of approximately $7.3 million.

In January 2003, the Company declared a special distribution related to the acquisition of Apple Suites, of $0.497 per share to shareholders of record on January 20, 2003. The dividend, which approximated $15 million, was paid on February 3, 2003.

In April 2003, the Company declared and paid a distribution of $.25 per share to common and Series C preferred convertible shareholders resulting in cash distributed of approximately $10.7 million.

In July 2003, the Company declared and paid a distribution of $.25 per share to common and Series C preferred convertible shareholders resulting in cash distributed of approximately $10.7 million.

In October 2003, the Company declared and paid a distribution of $.25 per share to common and Series C preferred convertible shareholders resulting in cash distributed of approximately $10.6 million.

In January 2004 the Company declared and paid a distribution of $.25 per share to common and Series C preferred shareholders resulting in cash distributed of approximately $10.5 million.

As a result of the Company’s decline in operating income in 2003 and its major investment in hotel renovations, it is anticipated the Company will reevaluate its dividend policy in 2004.

Capital Resources

The Company has ongoing capital commitments to fund the Company’s capital improvements. The Company is required, under all three management agreements with the Manager, to make available, for the repair, replacement and refurbishing of furniture, fixtures, and equipment, an amount of 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.

As a result of the Company’s renovation program the Company expects it will fund approximately $20 million in addition to the 5% requirement in 2004. During 2003, the Company capitalized approximately $49 million in capital improvements to the properties. Of that amount, approximately $40 million relates to the Company’s major renovation program and approximately $9 million relates to the Company’s normal furniture, fixtures and equipment expenditures. To fund its renovation projects the Company is currently working on obtaining an additional credit facility. The Company plans on renovating an additional twelve hotels in 2004. It is anticipated cash from operations will be used to fund principal payments on its existing secured financing and distributions to shareholders. There can be no assurance that the Company will be able to obtain the credit facility or have enough funds from operations to fund its debt and distributions.

Impact of Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Currently the Company is not experiencing any material impact from inflation.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the hotels may cause quarterly fluctuations in revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand to make distributions and required debt service

The Company believes liquidity and capital resources are adequate to meet cash requirements for the foreseeable future.

Critical Accounting Policies

The following contains a discussion of what the Company believes to be critical accounting policies. These items should be read to gain a further understanding of the principles used to prepare the Company’s financial statements. These principals include application of judgment; therefore, changes in judgments may have a significant impact on the Company’s reported results of operations and financial condition.

Capitalization Policy

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

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the discounted cash flows estimated to be generated by the respective properties are less than the properties’ carrying amounts. Impairment losses are measured as the difference between the asset’s fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

Investment Policy

The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, intangible assets and in-place leases as appropriate, in accordance with

Statement of Financial Accounting Standards, commonly referred to as SFAS No. 141, “Business Combinations”. The purchase price is allocated based on the fair value of each component at the time of acquisition. We generally do not acquire real estate assets that have in-place leases as lease terms for hotel properties are very short term in nature. We have not allocated any purchase price to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts are not considered material.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement for Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangibles,” effective for fiscal years beginning after December 15, 2001. Under new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new accounting standards beginning the first quarter of fiscal 2002. The adoption of these standards did not have a material impact on the Company’s financial statements.

In April 2002, the FASB issued Statement 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“SFAS No. 145”). Statement 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The Company reported the early extinguishment of the Res I debt as an extraordinary item for 2002 in the amount of $273,789. The provisions of SFAS No. 145, related to the rescission of SFAS No. 4, required us to reclassify this item into continuing operations.

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

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” (“FIN 46”) which was revised in December 2003, and is effective immediately for all transactions entered into with variable interest entities after February 2003. The provisions of FIN 46 must be applied to all remaining entities subject to the Interpretation from the beginning of the first quarter of 2004. This statement defines the identification process of variable interest entities and how an entity assesses its interest in a variable interest entity to decide whether to consolidate that entity. The Company has formed wholly-owned subsidiaries for financing purposes and such financing is reflected in the consolidated financial statements. Currently, the Company does not anticipate this Statement having a material impact on its consolidated financial statements.

In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 impacts the accounting for minority interests in limited life subsidiaries and requires that those interests be reclassified to liabilities and measured at settlement value. The effective date of SFAS No. 150 has been deferred for an indefinite period. The application of SFAS No. 150 is not expected to have a significant impact on the Company’s financial statements as the Company does not currently have any limited life subsidiaries.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk is exposure to changes in mortgage interest rates related to the assumption of the mortgage note and interest rates on short-term investments. The interest rates of the debt related to the Res I, Res II, and Res III portfolios, AHT Redmond and Apple Suites are fixed at 7.4%, 8.85%, 8.08%, 8.375% and 8.48%, respectively. The following table shows, in millions, the impact to the fair value of the Company’s fixed-rate debt if market interest rates for fixed-rate debt were 100 basis points higher or lower at December 31, 2003 and December 31, 2002:

(Millions)	Fair value at December 31, 2003 Balance	Fair value of debt + 100 basis points	Fair value of debt – 100 basis points
Res I	$81.7	$77.3	$87.4
Res II	130.9	129.5	134.4
Res III	49.5	47.5	51.6
Redmond	21.2	19.9	23.5
Apple Suites	79.4	76.5	84.5

(Millions)	Fair value at December 31, 2002 Balance	Fair value of debt + 100 basis points	Fair value of debt – 100 basis points
Res I	$82.8	$78.1	$89.2
Res II	135.0	132.0	139.0
Res III	51.2	49.0	53.9

Item 8. Financial Statements and Supplementary Data

Independent Auditors’ Report

The Board of Directors and Shareholders

Apple Hospitality Two, Inc.

We have audited the accompanying consolidated balance sheets of Apple Hospitality Two, Inc. (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2003 and 2002 and for the period from January 17, 2001 (initial capitalization) through December 31, 2001. Our audits also included the financial statement schedule listed in the Index of Item 15(a). These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Hospitality Two, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period January 17, 2001 (initial capitalization) through December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Richmond, Virginia

February 27, 2004

Apple Hospitality Two, Inc.

Consolidated Balance Sheets

(in thousands except per share data)

	December 31, 2003	December 31, 2002
ASSETS
Investment in hotels, net of accumulated depreciation of $27,705 and $8,646, respectively	$638,658	$388,034
Cash and cash equivalents	17,296	125,522
Restricted cash:
Furniture, fixtures & equipment reserves	16,513	18,640
Debt service & other escrows	8,410	7,350
Distributions held for prior limited partners	8,815	10,587
Due from third party manager, net	—	2,874
Deferred financing costs, net	1,068	1,192
Other assets	1,353	3,555

TOTAL ASSETS	$692,113	$557,754

LIABILITIES
Notes payable-secured	$362,763	$269,297
Note payable-related party	3,595	156
Accounts payable & accrued expenses	3,648	5,439
Accounts payable-prior limited partners	8,815	10,587
Due to third party manager	2,377	—
Interest payable	1,280	1,319
Distributions payable	—	7,259
Deferred incentive management fees payable	715	715

TOTAL LIABILITIES	383,193	294,772

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 15,000,000 authorized, none issued and outstanding	—	—
Series A Preferred stock, no par value, authorized 200,000,000 shares; 40,644,638 and 30,157,931 shares issued and outstanding, respectively	—	—
Series B preferred convertible stock, no par value, authorized 240,000 shares; issued and outstanding — and 24,000 shares, respectively	—	24
Series C preferred convertible stock, no par value, authorized 1,272,000; issued and outstanding 1,272,000 and — shares, respectively	10,176	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 40,644,638 shares, and 30,157,931 shares, respectively	349,406	268,131
Distributions greater than net income	(50,662)	(5,173)

TOTAL SHAREHOLDERS’ EQUITY	308,920	262,982

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$692,113	$557,754

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31, 2003	Year ended December 31, 2002	For the period January 17, 2001 through December 31, 2001
REVENUES:
Suite revenue	$189,600	$102,896	$10,022
Other revenue	6,206	3,324	415

Total revenues	195,806	106,220	10,437

EXPENSES
Hotel operating expense	50,000	24,817	2,262
Hotel administrative expense	18,315	11,865	1,069
Sales and marketing	14,068	5,976	482
Utilities	9,735	4,554	423
Repair & maintenance	11,539	3,027	280
Franchise fees	7,661	4,092	401
Management fees	5,070	3,094	474
Chain services	3,327	1,736	234
Taxes, insurance and other	12,763	6,578	553
Merger expense-related party	15,914	—	—
General and administrative	1,948	1,943	491
Depreciation of real-estate owned	19,264	7,562	1,085

Total expenses	169,604	75,244	7,754

Operating income	26,202	30,976	2,683
Interest income	841	1,293	2,005
Interest expense	(25,546)	(13,402)	(1,371)

Net income	$1,497	$18,867	$3,317

Basic and diluted income per common share	$0.04	$0.88	$0.52

Weighted average shares outstanding	41,421	21,557	6,334

Distributions paid per common share	$1.50	$1.00	$0.50

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Series B Preferred Convertible Stock		Series C Preferred Convertible Stock		Common Stock		Distributions Greater than Net income	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance at January 17, 2001, initial capitalization	—	$—	—	$—	—	$—	$—	$—

Net proceeds from the sale of common shares	—	—	—	—	13,791	121,835	—	121,835
Common shares issued through reinvestment of distributions	—	—	—	—	117	1,054	—	1,054
Issuance of Series B preferred convertible shares	240	24	—	—	—	—	—	24
Net income	—	—	—	—	—	—	3,317	3,317
Cash distributions declared to shareholders ($.75 per share)	—	—	—	—	—	—	(5,769)	(5,769)

Balance at December 31, 2001	240	24	—	—	13,908	122,889	(2,452)	120,461

Net proceeds from the sale of common shares	—	—	—	—	15,507	137,807	—	137,807
Common shares issued through reinvestment of distributions	—	—	—	—	743	7,435	—	7,435
Net income	—	—	—	—	—	—	18,867	18,867
Cash distributions declared to shareholders ($1.00 per share)	—	—	—	—	—	—	(21,588)	(21,588)

Balance at December 31, 2002	240	24	—	—	30,158	268,131	(5,173)	262,982

Common shares redeemed	—	—	—	—	(874)	(8,832)	—	(8,832)
Common shares issued through merger with Apple Suites, Inc.	—	—	—	—	11,361	90,107	—	90,107
Series B preferred convertible shares issued through merger with Apple Suites, Inc.	(240)	(24)	—	—	—	—	—	(24)
Series C preferred convertible shares issued through merger with Apple Suites, Inc.	—	—	1,272	10,176	—	—	—	10,176
Net income	—	—	—	—	—	—	1,497	1,497
Cash distributions declared to shareholders ($1.25 per share)	—	—	—	—	—	—	(46,986)	(46,986)

Balance at December 31, 2003	—	$—	1,272	$10,176	40,645	$349,406	$(50,662)	$308,920

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31, 2003	Year ended December 31, 2002	For the period January 17, 2001 through December 31, 2001
Cash flow from operating activities:
Net income	$1,497	$18,867	$3,317
Adjustments to reconcile to cash provided by operating activities:
Depreciation	19,264	7,562	1,085
Net amortization of fair value adjustment to mortgage notes payable	(2,506)	(722)	(289)
Amortization of deferred financing costs	124	32	—
Imputed interest	—	450	—
Non-cash portion of merger related expense	13,576	—	—
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	7,030	(2,014)	—
Deferred incentive management fee	—	510	204
Debt service and other escrows	(201)	(721)	—
Other assets	66	(1,268)	102
Account payable-affiliate	(18)	(105)	261
Accrued interest	(39)	952	368
Accrued expenses	(2,870)	460	(354)

Net cash provided by operating activities	35,923	24,003	4,694
Cash flow from investing activities:
Decrease (increase) in cash restricted for capital improvements	2,399	(5,223)	(862)
Net cash paid for hotel acquisitions	(12,550)	(13,422)	(72,483)
Net cash paid for acquisition of Apple Suites, Inc. and Apple Suites Advisors	(15,341)	—	—
Capital improvements	(48,326)	(6,803)	(573)
Deposits on capital improvement projects	2,136	(2,809)	—
Deposit for potential acquisition	—	—	(35,000)

Net cash used in investing activities	(71,682)	(28,257)	(108,918)
Cash flow from financing activities:
Proceeds from mortgage notes payable	—	83,000	—
Redemption of common stock	(8,832)	—	—
Repayment of unsecured line of credit	(3,000)	—	—
Capital lease obligations-principal amounts	—	(368)	(71)
Payment of financing costs	—	(1,224)	—
Repayment of secured notes payable	(6,391)	(95,012)	(382)
Net proceeds from issuance of common stock	—	145,242	122,913
Cash distributions paid to shareholders	(54,244)	(17,331)	(2,767)

Net cash (used in) provided by financing activities	(72,467)	114,307	119,693
Increase (decrease) in cash and cash equivalents	(108,226)	110,053	15,469
Cash and cash equivalents, beginning of period	125,522	15,469	—

Cash and cash equivalents, end of period	$17,296	$125,522	$15,469

Supplemental information:
Interest paid, net of amounts capitalized	$27,146	$13,402	$1,004
Non-cash transactions:
Other assets assumed in acquisitions	$1,779	$—	$—
Escrows assumed in acquisitions	$1,131	$15,934	$388
Assumption of mortgage notes payable	$102,363	$229,156	$53,256
Deposit for acquisitions used for acquisition of hotels	$—	$35,000	$—
Issuance of common stock	$90,107	$—	$—
Conversion of Series B preferred convertible shares to Series C preferred convertible shares	$10,200	$—	$—
Liabilities assumed in acquisition	$4,136	$4,137	$769

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Organization

Apple Hospitality Two, Inc. (the “Company”), a Virginia corporation, was formed on January 17, 2001, with the first investor closing on May 1, 2001. The Company merged with Apple Suites, Inc. on January 31, 2003 and results of Apple Suites operations are included in Company results from February 1, 2003. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated upon consolidation.

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

Investments in hotels

The hotels are stated at cost, net of depreciation, and include real estate brokerage commissions paid to Apple Suites Realty Group, Inc. (a related party) and other due-diligence costs reimbursed to Apple Suites Advisors (also a related party) (see Note 7). Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 39 years for buildings and major improvements and three to seven years for furniture and equipment.

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

The Company records impairment losses on hotel properties used in the operations if indicators of impairment are present, and the undiscounted cash flows estimated to be generated by the respective properties are less than their carrying amount. Impairment losses are measured as the difference between the asset’s fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, intangible assets and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards, commonly referred to as SFAS No. 141, “Business Combinations”. The purchase price is allocated based on the fair value of each component at the time of acquisition. The Company generally does not acquire real estate assets that have in-place leases as lease terms for hotel properties are very short term in nature. The Company has not allocated any purchase price to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts are not considered material.

Revenue Recognition

Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Stock Incentive Plans

The Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options. As discussed in Note 5, the alternative fair value accounting provided for under Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant and other criteria are met, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by FASB 123, under the fair value method described in that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: risk-free interest rates of 4.06%, 5.04% and 5.35%; expected volatility of approximately 0.244, 0.244 and 0.253, expected dividend yields of 8%, 10% and 10%, and expected lives of approximately 10 years. Fair value of options granted was $0.72 for 2003, $0.47 for 2002 and $0.51 for 2001.

Comprehensive Income

The Company recorded no comprehensive income for the year ended December 31, 2003, 2002 or the period from inception to December 31, 2001.

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

Income Taxes

The Company is operated as, and will annually elect to be taxed as a REIT under Section 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The characterization of 2003 distributions of $1.50 per share for tax purposes was 84% ordinary income and 16% return of capital, and 2002 distributions of $1.00 per share for tax purposes was 61% ordinary income and 39% return of capital (unaudited).

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a financial reporting and taxable loss for the year ended December 31, 2003 and 2002, and therefore did not have any tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry-forward for federal income tax purposes was approximately $11.3 million at December 31, 2003 and $1.6 million at December 31, 2002. There are no material differences between the book and tax basis of the Company’s assets.

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

During the third quarter of 2002, the Company recorded an extraordinary item of $273,789 related to the early extinguishment of debt. The Company has reclassified this amount from an extraordinary item to interest expense which is included in income from continuing operations, in accordance with FASB Statement No. 145, which became effective January 1, 2003 with retroactive application.

Summary of Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangibles,” effective for fiscal years beginning after December 15, 2001. Under new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new accounting standards beginning the first quarter of fiscal 2002. The adoption of these standards did not have a material impact on the Company’s financial statements.

In April 2002, the FASB issued Statement 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“SFAS No. 145”). Statement 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The Company reported the early extinguishment of the Res I debt as an extraordinary item for 2002 in the amount of $273,789. The provisions of SFAS No. 145, related to the rescission of SFAS No. 4, required us to reclassify this item into continuing operations.

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

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” (“FIN 46”) which was revised in December 2003, and is effective immediately for all transactions entered into with variable interest entities after February 2003. The provisions of FIN 46 must be applied to all remaining entities subject to the Interpretation from the beginning of the first quarter of 2004. This statement defines the identification process of variable interest entities and how an entity assesses its interest in a variable interest entity to decide whether to consolidate that entity. The Company has formed wholly-owned subsidiaries for financing purposes and such financing is reflected in the consolidated financial statements. Currently, the Company does not anticipate this Statement having a material impact on its consolidated financial statements.

In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 impacts the accounting for minority interests in limited life subsidiaries and requires that those interests be reclassified to liabilities and measured at settlement value. The effective date of SFAS No. 150 has been deferred for an indefinite period. The application of SFAS 150 is not expected to have a significant impact on the Company’s financial statements as the Company does not currently have any limited life subsidiaries.

Note 2

Investment in Hotels

At December 31, 2003, the Company owned sixty-six Residence Inn by Marriott hotels. Ten of the hotels (the “Crestline Portfolio” or “Res III Portfolio”) were acquired by the Company in September 2001 from Crestline Capital Corporation and certain of its subsidiaries for a gross purchase of $121 million. Fifteen of the Company’s hotels (the “Res I Portfolio”) were acquired in February 2002 for a gross purchase price of $133 million, and twenty-three hotels (the “Res II Portfolio”) were acquired in August 2002 for a gross purchase price of $160 million. An additional hotel in Redmond, Washington was acquired in January 2003 for a gross purchase price of $32.5 million. Seventeen Homewood Suites by Hilton hotels were acquired in connection with the acquisition of Apple Suites, Inc. on January 31, 2003 in the amount of $183 million.

Investment in hotels consisted of the following as of December 31:

	2003	2002
Land	$139,098,160	$101,247,432
Building and improvements	475,597,441	275,291,573
Furniture fixtures and equipment	51,667,967	20,141,180

	666,363,568	396,680,185

Less: accumulated depreciation	(27,705,484)	(8,646,478)

Investment in hotels, net	$638,658,084	$388,033,707

Acquisition of Apple Suites, Inc.

The Company entered into a merger agreement with Apple Suites, Inc. (“Apple Suites”) on October 23, 2002. Effective January 31, 2003, Apple Suites merged with and into Hospitality Acquisition Company, the Company’s wholly-owned subsidiary (the “Merger”). Apple Suites owned, either directly or through its subsidiaries, a total of 17 upper-end extended-stay hotels throughout the United States, which comprised a total of 1,922 suites, and all of which are operated as part of the Homewood Suites® by Hilton franchise system. Mr. Glade M. Knight, Chairman and Chief Executive Officer of the Company, was also the Chairman and Chief Executive Officer of Apple Suites, Inc.

Pursuant to the Merger, each Apple Suites common share, issued and outstanding immediately prior to the effective time of the Merger, was converted into the right to receive either: (i) one Unit of the Company, consisting of one common share of the Company and one Series A preferred share of the Company; or (ii) if the holder of an Apple Suites common share elected, $10.00 in cash per share, subject to a limit on the total amount of cash to be paid in the Merger. As a result of the Merger, holders of Apple Suites common shares received a total of 11,361,000 Units (valued at $8 per share for financial statements purposes) of the Company and approximately $17.8 million in cash. The Company funded the cash portion of the Merger consideration with available cash, and the Company assumed Apple Suites’ liabilities and paid certain merger costs.

In connection with the acquisition of Apple Suites, Company shareholders were paid a special distribution of $0.50 per share, totaling approximately $15 million.

In connection with the acquisition of Apple Suites, Inc., the Company paid total consideration of $185 million, including assumption of liabilities and transaction costs. Apple Suites assets and liabilities were recorded at fair value and no goodwill or intangible assets were recorded in connection with the transaction. The fair value of assets acquired and liabilities assumed were as follows:

Investment in hotels	$182,699,187
Cash	2,626,696
Restricted cash	55,607
Other assets	4,961,959

Total assets	190,343,449

Accounts payable and accrued expenses	6,276,203
Notes payable	77,624,712

Total liabilities	83,900,915

Net assets acquired	$106,442,534

Also, in connection with this transaction, the Company terminated its advisory contract with Apple Suites Advisors, Inc. (“ASA”) and became self advised with all employees of ASA becoming employees of the Company. To implement the termination of the advisory agreement, the Company purchased ASA. The Company acquired all of Mr. Glade M. Knight’s stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement. Mr. Knight received a cash payment of $2 million and a non-interest-bearing promissory note, due four years after the Merger, in a principal amount of $4.48 million. The Company recognized an expense of $5.5 million related to this transaction during 2003. Also in connection with the Merger and the termination of the advisory agreement with ASA, the Company’s outstanding Series B convertible preferred shares were exchanged for 1,272,000 newly created Series C convertible preferred shares which have the same voting and dividend rights as if they had already been converted into 1,272,000 common shares (see Note 4). In connection with this transaction, the Company recognized expense of $10,152,000 in the consolidated statement of operations for the year ended December 31, 2003.

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

Renovation Program

During 2003, the Company began a major renovation program at its hotel properties. During this program, suites are taken out of service while renovations are completed. During the time period units are out of service, the Company capitalizes interest, taxes and insurance costs related to these units. During 2003 the Company capitalized approximately $2.1 million in costs associated with rooms out of service.

Note 3

Notes Payable

Total Notes Payable

The aggregate amounts of principal payable under all of the Company’s promissory notes, for the five years subsequent to December 31, 2003 are as follows:

Total
2004	$6,916,154
2005	7,612,510
2006	127,654,864
2007	5,669,699
2008	6,240,756
Thereafter	199,728,978

353,822,961
Fair Value Adjustment of Assumed Debt	8,939,757

$362,762,718

Notes payable consists of the following:

Res I Portfolio

The Company has a secured note in the amount of $82 million. The term of the note is 10 years with a 25 year amortization. The note bears interest at the fixed rate of 7.4% per annum and payments are made in monthly installments of principal and interest. The loan matures in October 2012 with an aggregate balloon payment of approximately $67 million. The outstanding balance at December 31, 2003 and 2002 was approximately $81.7 million and $82.8 million, respectively.

Res II Portfolio

The Company has a secured note in the amount of approximately $128 million. The note bears interest at the fixed rate of 8.85% per annum and matures in March 2006 with an aggregate balloon payment of approximately $122 million. The note is payable in monthly installments of principal and interest. The outstanding balance at December 31, 2003 and 2002 was approximately $127.7 million and $135.2 million, respectively.

Res III Portfolio

The Company has a secured note in the amount of approximately $50 million. The note bears a fixed interest rate of 8.08% per annum. The maturity date is January 2010, with a balloon payment of $35.4 million. The loan is payable in monthly installments including principal and interest. The outstanding balance at December 31, 2003 and 2002 was approximately $49.5 million and $51.3 million, respectively.

Redmond

The Company has a secured note in the amount of approximately $20,000,000. The note provides for an applicable interest rate of 8.375%, subject to certain adjustments, which include the following: (a) an increase of 2% beginning on the optional prepayment date, and (b) an increase of 5% upon any event of default. The note requires consecutive monthly payments of principal and interest in the amount of $163,348. The note matures in December 2025. The outstanding balance at December 31, 2003 was approximately $19.7 million.

Apple Suites

In conjunction with the acquisition of Apple Suites, the Company assumed the following secured notes:

•	A secured note with an original principal amount of $9.5 million that bears interest at 8.3% per annum and is secured by two hotels. The note is amortized over 25 years and matures in January 2012. Payments of principal and interest are made monthly. The outstanding balance at December 31, 2003 was approximately $9.3 million.

•	A secured note with an original principal amount of $7.5 million that bears interest at 8.14% per annum and is secured by one hotel. The note is amortized over 25 years and matures in September 2011. Payments of principal and interest are made monthly. The outstanding balance at December 31, 2003 was $7.3 million.

•	A secured note with an original principal amount of $10.7 million that bears interest at 8.15% per annum and is secured by one hotel. The note is amortized over 25 years and matures in June 2011. Payments of principal and interest are made monthly. The outstanding balance at December 31, 2003 was $10.4 million.

•	A secured note with an original principal amount of $50 million that bears interest at 9% per annum and is secured by 11 hotels. The note is amortized over 25 years and matures on September 2010. Payments of principal and interest are made monthly. The outstanding balance at December 31, 2003 was $48.2 million.

Note 4

Shareholders’ Equity

The Company raised equity capital through a best efforts offering of Units by David Lerner Associates, Inc. (the “Managing Dealer”). One Unit consists of one common share and one Series A preferred share of the Company. Through the close of the offering on November 26, 2002, 30.1 million Units were sold netting the Company $270,000,336.

The issuance of the Series B convertible preferred shares to other individuals not employed by the Company is accounted for under FASB Statement No. 123, “Accounting for Stock-Based Compensation.” The 240,000 B shares were sold as initial capital for the Company and are subordinate to the A share preference of $10 in liquidation.

In January 2003, the shareholders of the Company and Apple Suites, Inc. approved the acquisition of Apple Suites, Inc. by the Company. In connection with this transaction, all of the Company’s 240,000 Series B convertible preferred shares were exchanged for 1,272,000 Series C convertible preferred shares of the Company. Expense related to the issuance of the Series B convertible preferred shares was determined based on fair value of the Series B convertible preferred shares at conversion date in excess of amounts paid by these individuals. The fair value was determined to be $8 per share at the date of the Merger.

The newly created Series C convertible preferred shares were issued in exchange for Series B convertible preferred shares. Mr. Knight would have otherwise been entitled to receive 1,073,000 Units upon conversion of his Series B convertible preferred shares in connection with the termination of the Company’s advisory agreement with ASA and the Company’s property acquisition/disposition agreement with Apple Suites Realty Group, Inc. (“ASRG”). The new Series C convertible preferred shares have a liquidation preference comparable to the Series B convertible preferred shares, in that holders of Series C convertible preferred shares will receive no payments in liquidation for their Series C convertible preferred shares until holders of Units are paid in full for their Series A preferred shares. The Series C convertible preferred shares also have the same voting rights and rights to receive dividend distributions as if they had already been converted to common shares.

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

Compensation expense related to issuance of 202,500 Series B convertible preferred shares to Mr. Knight was recognized at such time when the number of shares to be issued for conversion of the Series B shares could be reasonably estimated and the acquisition of ASA, as defined in Note 2 above, which triggered the conversion of the Series B shares to shares was probable. The expense was measured as the difference between the fair value of the shares for which the Series B convertible preferred shares were converted and the amounts paid for the Series B convertible preferred shares.

The issuance of the Series B convertible preferred shares to other individuals not employed by the company is accounted for under FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Expense related to the issuance of the Series B convertible preferred shares was determined based on fair value of the Series B convertible preferred shares at grant date in excess of amounts paid by these individuals. Since the number of common shares to which the Series B convertible preferred shares could be converted was not known at grant date and ultimate convertibility to common shares is only allowed through a defined triggering event, the fair value of the Series B convertible preferred shares were remeasured and not recorded as expense until the acquisition of ASA triggered the conversion of the Series B convertible preferred shares.

For purposes of FASB No. 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. As the options are exercisable within six months of the date of grant, the full impact of the pro forma adjustment to net income is disclosed below. Amounts shown in thousands, except per share data.

(000’s)	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Net income, as reported	$1,497	$18,867	$3,317
Add: Stock-based compensation expense included in reported net income, net of related tax effects	10,176	—	—
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	10,233	8	12

Pro forma net income as if the fair value method had been applied to all option grants	$1,440	$18,859	$3,305

Earnings per commons share:
Basic and diluted-as reported	$.04	$.88	$.52
Basic and diluted-pro forma	$.03	$.88	$.52

Pro forma information regarding net income and earnings per share is required by FASB 123, under the fair value method described in that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: risk-free interest rates of 4.06%, 5.04% and 5.35%; expected volatility of approximately 0.244, 0.244 and 0.253, expected dividend yields of 8%, 10% and 10%, and expected lives of approximately 10 years. Fair value of options granted was $0.72 for 2003, $0.47 for 2002 and $0.51 for 2001.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Stock compensation expense included in the Statement of Operations for year ended December 31, 2003 was $10,176,000, attributable to the conversion of all 240,000 B shares to Preferred C shares. The amount of stock compensation expense that would have been recognized had the fair value method prescribed under SFAS No. 123 been applied is also $10,176,000, as the Merger, defined in Note 2, triggered the conversion of the Class B convertible preferred shares under a known conversion ratio.

On April 30, 2001, the Board of Directors approved a Non-Employee Directors Stock Option Plan (the “Directors Plan”) whereby Directors, who are not employees of the Company or affiliates (see Note 7), automatically receive options to purchase stock for five years from the adoption of the plan. Under the Directors Plan, the number of shares to be issued is equal to 45,000 plus 1.8% of the number of Units sold in excess of 3,157,895 Units. This plan currently relates to the initial public offering of 20,157,895 Units and the additional offering of 10,000,036 Units; therefore, the maximum number of shares to be issued under the Directors Plan is currently 515,355. The options expire 10 years from the date of grant. As of December 31, 2003, 238,497 Units have been reserved for issuance.

On April 30, 2001, the Board of Directors approved an Incentive Stock Option Plan (the “Incentive Plan”) whereby incentive awards may be granted to certain employees of the Company or affiliates. Under the Incentive Plan, the number of Units to be issued is equal to 35,000 plus 4.625% of the number of shares sold in the initial offering in excess of 3,157,895 plus 4.4% of the total number of Units sold in additional offerings. This plan also currently relates to the initial public offering of 20,157,895 Units and the additional offering of 10,000,036 Units; therefore, the maximum number of Units that can be issued under the Incentive Plan is currently 1,243,550. As of December 31, 2003, 532,180 Units have been reserved for issuance.

Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. Under the Incentive Plan, at the earliest, options become exercisable at the date of grant. The optionee has up to 10 years from the date on which the options first become exercisable to exercise the options. In 2003, the Company granted 33,212 options to purchase shares under the Directors Plan and granted no options under the Incentive Plan. Also, as part of the Merger, the Company converted 45,888 options granted under the Apple Suites Director’s Plan to Company options with the same terms and agreements. In 2002, the Company granted 16,128 options to purchase shares under the Directors Plan and granted no options under the Incentive Plan, and in 2001, the Company granted 26,592 options to purchase shares under the Directors Plan and granted no options under the Incentive Plan. Activity in the Company’s share option plan during 2003 and 2002 is summarized in the following table:

	2003	2002	2001
Outstanding, beginning of year:	42,720	26,592	—
Granted	79,100	16,128	26,592
Exercised	—	—	—
Expired or canceled	—	—	—

Outstanding, end of year:	121,820	42,720	26,592

Exercisable, end of year:	121,820	42,720	26,592

The weighted-average exercise price:	9.91	9.74	9.59

Note 6

Management Agreements

Residence Inn Hotels

The Company’s Residence Inn hotels are subject to management agreements under which Residence Inn® by Marriott®, Inc. (the “Manager”) manages the hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of the Manager of up to an additional 50 years. The agreements generally provide for payment of base management fees, which are calculated annually and are a percentage of sales, and incentive management fees over a priority return (as defined in the management agreements). Incentive management fees are currently payable only if and to the extent there is sufficient cash flow from the hotels after consideration of qualifying debt service and after consideration to a priority return on investment, including property improvements. Amounts not currently payable are deferred and are payable in future years only if and to the extent there is sufficient cash flow from future operations or upon sale or refinancing of the hotels after consideration to a priority return to us (as defined in the management agreements), which is generally 12%. In the event of early termination of the management agreements, the Manager will receive additional fees based on the unexpired term and expected future base and incentive management fees. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.

Incentive fees are payable on a portfolio by portfolio basis for Residence Inn properties. The Company has three portfolios of multiple hotels and one other hotel with separate management agreements which are subject to this calculation. The Company records incentive management fee exposure when it is considered probable that these fees will be paid. The Company has recorded the full amount of deferred incentive management fees on the Res III portfolio and Redmond hotel. The Company has not recorded any deferred incentive management fees for the Res I and Res II portfolios.

The Company acquired its Residence Inn hotels in separate transactions, (Res I – purchased February 2002, Res II – purchased August 28, 2002, Res III – purchased September 2001, and Redmond purchased January 2003). In the Res I and Res II purchases, the Company assumed the amended and restated management agreements in effect with the Manager by the prior owner and assumed deferred incentive management fees totaling $6.7 million and $7.0 million, respectively, at the date of the respective acquisitions. Additionally, the Company assumed the cost basis of $187 million and $243 million for Res I and Res II, respectively, and the holding period of the prior owner for purposes of calculating the priority returns upon sale of the properties. The Company paid approximately $133 million and $160 million for Res I and Res II, respectively.

The following table summarizes deferred incentive management fees (“DIMF”) under these management agreements (dollars in millions).

	DIMF Assumed	Accumulated Post- Acquisition	Total IMF	2003 IMF Paid	Total DIMF	IMF Amount accrued in Consolidated Balance Sheet
Res I	$6.7	$4.9	$11.6	$0.0	$11.6	$0.0
Res II	7.0	2.4	9.4	0.0	9.4	0.0
Res III	0.0	0.7	0.7	0.0	0.7	0.7
Redmond	0.0	0.5	0.5	0.5	0.0	0.0

Total	$13.7	$8.5	$22.2	$0.5	$21.7	$0.7

No amounts of DIMF were recorded upon the acquisition of Res I and Res II as the fair value of these amounts were not readily determinable and payment was not considered probable.

Pursuant to the terms of the management agreements, the Manager also furnishes the hotels with certain chain services which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries on a fair and equitable basis. For the year ended December 31, 2003 and 2002, respectively, the Company had incurred $3,327,065 and $1,736,000 in chain services. In addition, The Company’s hotels participate in the Marriott Rewards program. The cost of this program is charged to all hotels in the Marriott International hotel system.

The lessees are obligated to escrow funds, generally 5% of revenue, to cover the cost of replacements and renewals to the hotels’ property and improvements. The lessees are obligated under these management agreements to fund FF&E requirements in excess of amounts placed in restricted cash accounts. At December 31, 2003 and 2002, respectively, the lessee had FF&E escrow balances of $15,912,950 and $18,640,007.

The management agreements also provide for payments of costs associated with certain system-wide advertising, promotional and public relations materials and programs and the operational costs of reservation systems. Each hotel pays two and one-half percent (2.5%) of suite revenues to this marketing fund. For the year ended December 31, 2003 and 2002, the Company incurred $3,669,279 and $2,572,392, respectively, in marketing fees.

Homewood Suites Hotels

The Company’s 17 Homewood Suites hotels are managed by Promus Hotels, Inc. (“Promus”), a wholly owned subsidiary of Hilton Hotels Corporation (“Hilton”) under the terms of a management agreement, as part of the Homewood Suites® by Hilton franchise.

The Company is committed under management agreements to fund up to 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment. At December 31, 2003, Promus held approximately $600,000 for these capital improvement reserves.

Promus manages day-to-day operations of the Company’s Homewood Suites hotels. Promus charges fees for this function, which are calculated as a percentage of revenue. Incentive management fees are calculated, for certain properties, on the basis of operating profit of the hotels. No incentive management fees were earned in 2003. Promus also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites® by Hilton and to participate in its reservation system. Total expenses for franchise fees, management fees, advertising expenses and other reimbursable services were $7,584,591 for the year ended December 31, 2003. These expenses are included in the hotel operating expenses in the statement of operations.

Note 7

Related Parties

Prior to January 31, 2003, the Company was externally-advised and had contracted with ASA to advise and provide day to day management services to the Company. In accordance with the contract, the Company paid ASA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. For the years ended December 31, 2003 and 2002, ASA earned $62,500 and $568,170 under this agreement.

Concurrent with the Company’s merger with Apple Suites on January 31, 2003, the Company terminated its advisory contract with ASA and became self-advised. To implement the termination of the advisory agreement, the Company purchased ASA. The Company acquired all of Mr. Glade M. Knight’s stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement. Mr. Knight received a cash payment of $2 million and a non-interest-bearing promissory note, due four years after the Merger, in a principal amount of $4.48 million. The Company recognized an expense of approximately $5.5 million related to this transaction through December 31, 2003. Also in connection with the Company’s Merger and the termination of the advisory agreement with ASA, the Company’s outstanding Series B convertible preferred shares were exchanged for 1,272,000 newly created Series C convertible preferred shares which have the same voting and dividend rights as if they had already been converted into 1,272,000 common shares (see note 2).

During 2003, the Company entered into an advisory agreement with Apple Hospitality Five Advisors, Inc. whereas the Company receives advisory fee revenue equal to .1% to .25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for providing day to day advisory and real estate due diligence services for Apple Hospitality Five, Inc. The Company received advisory fee revenue in the amount of $296,435 under this agreement for the year ended December 31, 2003.

As of December 31, 2002, the Company had contracted with ASRG to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG was paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. For the year ended December 31, 2003 and 2002, ASRG earned $651,000 and $5,866,784, respectively, under this agreement. ASRG is owned by Mr. Glade M. Knight, the Company’s Chairman. Concurrent with the Company’s merger with Apple Suites on January 31, 2003, the Company’s agreement with ASRG was terminated.

In addition, each Apple Suites Class B convertible share owned by Mr. Knight and two other individuals, issued and outstanding immediately prior to the effective time of the Merger, was converted into the right to receive two Units of the Company. As a result, holders of Apple Suites Class B received 480,000 Units of the Company. Apple Suites recognized expense of $3.8 million during the first quarter of 2003, before the consummation of the Merger, related to this conversion.

Note 8

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128 (in thousands):

	Year ended December 31, 2003	Year ended December 31, 2002
Numerator:
Net income (loss) and numerator for basic and diluted earnings	$1,497	$18,867
Denominator:
Denominator for basic earnings per share-weighted-average shares	41,421	21,557
Effect of dilutive securities:	1	1

Stock options:
Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	41,422	21,558

Basic and diluted earnings per common share	$0.04	$0.88

Note 9

Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2003 and December 31, 2002:

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$43,444,636	$50,199,055	$52,742,500	$49,420,186
Net income	$(10,778,908)	$5,483,228	$5,076,375	$1,716,741
Basic and diluted earnings per common share	$(0.28)	$0.13	$0.12	$0.04
Distributions paid per share	$0.75	$0.25	$0.25	$0.25

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$12,350,516	$22,219,637	$24,482,552	$47,167,099
Net income	$2,288,543	$3,228,053	$4,840,832	$8,509,211
Basic and diluted earnings per common share	$0.15	$0.17	$0.19	$0.29
Distributions paid per share	$0.25	$0.25	$0.25	$0.25

Note 10

Pro Forma Information (unaudited)

The following pro forma information for the year ended December 31, 2003 and 2002 is presented as if the acquisition of Apple Suites, Inc. as well as the Res I, Res II and Redmond acquisitions, occurred on January 1, 2002. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2002, nor does it purport to represent the results of operations for future periods. Merger related costs associated with the Apple Suites merger have been excluded from the pro forma results, as they are associated with the merger and are non-recurring operating expenses. Amounts shown in thousands, except per share data.

	Year ended December 31, 2003	Year ended December 31, 2002
Hotel revenues	$199,526	$214,862
Net income	$17,402	$28,921
Net income per share basic and diluted	$0.38	$0.84

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

Note 12

Subsequent Events

In January 2004, the Company declared and distributed to its shareholders dividends in the amount of $10.5 million ($0.25 per share).

The Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-served basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the Units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the month of January 2004, the Company redeemed 199,181 Units in the amount of $1,983,251.

In February 2004, the Company initiated a dividend reinvestment plan which will provide additional liquidity for the Company and a cost effective way for shareholders to continue to invest in the Company.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

PART III

Item 10. Director’s and Executive Officers of the Registrant

For information with respect to the Company’s directors and executive officers, see the information in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 11. Executive Compensation

For information with respect to the Company’s executive compensation, see the information in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

For information with respect to the Company’s security ownership of certain beneficial owners and management related shareholder matters, see the information in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

For information with respect to the Company’s certain relationships and related transactions, see the information in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

For information with respect to the Company’s principal accountant fees and services, see the information in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

For information with respect to the Company’s pre-approval policies for audit and non-audit services, see the information in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)

1.	Financial Statements of Apple Hospitality Two, Inc.

Independent Auditor’s Report—Ernst & Young

Consolidated Balance Sheets as of December 31, 2003, 2002 and 2001

Consolidated Statements of Income for the years ended December 31, 2003 and 2002 and for the period from January 17, 2001 (initial capitalization) through December 31, 2001

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003 and 2002 and for the period from January 17, 2001 (initial capitalization) through December 31, 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002 and for the period from January 17, 2001 (initial capitalization) through December 31, 2001

Notes to Consolidated Financial Statements

These financial statements are set forth in Item 8 of this report and are hereby incorporated by reference.

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation (Included at the end of this Part IV of this report.)

3.	Exhibits

Incorporated herein by reference are the exhibits listed under “Exhibits Index” to this Report.

(b)	The following reports on Form 8-K were filed by the registrant during the last quarter covered by this report:

None

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2003

(Dollars in thousands)

Description	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost(1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Suites
		Land	Bldg./FF&E	Bldg. Imp. & FF&E

Akron, Ohio	$4,954	$597	$3,665	$2,266	$6,528	$(304)	1987	August 2002	3 - 39 yrs.	112
Arcadia, California	8,364	2,284	6,380	2,097	10,761	(459)	1989	August 2002	3 - 39 yrs.	120
Boca Raton, Florida	6,768	1,360	3,871	3	5,234	(193)	1988	August 2002	3 - 39 yrs.	120
Boston, Massachusetts	5,861	1,193	4,774	2,105	8,072	(346)	1989	August 2002	3 - 39 yrs.	96
Birmingham, Alabama	6,717	1,227	4,349	658	6,234	(198)	1986	August 2002	3 - 39 yrs.	128
Charlotte, North Carolina	3,754	2,397	3,910	1	6,308	(187)	1988	August 2002	3 - 39 yrs.	91
Clearwater, Florida	4,827	1,759	3,266	305	5,330	(168)	1986	August 2002	3 - 39 yrs.	88
Columbia, South Carolina	4,737	475	5,732	2,103	8,310	(414)	1988	August 2002	3 - 39 yrs.	128
Deerfield, Illinois	5,325	1,442	6,665	1,929	10,036	(451)	1989	August 2002	3 - 39 yrs.	128
Greensboro, North Carolina	7,764	1,518	5,211	3	6,732	(270)	1987	August 2002	3 - 39 yrs.	128
Irvine, California	6,627	2,904	6,049	2,127	11,080	(480)	1989	August 2002	3 - 39 yrs.	112
Jackson, Mississippi	6,321	786	4,125	742	5,653	(220)	1986	August 2002	3 - 39 yrs.	120
Jacksonville, Florida	5,427	566	4,001	629	5,196	(210)	1986	August 2002	3 - 39 yrs.	112
Kalamazoo, Florida	4,405	1,313	3,896	326	5,535	(238)	1989	August 2002	3 - 39 yrs.	83
Las Vegas, Nevada	15,259	3,685	8,786	540	13,011	(401)	1989	August 2002	3 - 39 yrs.	192
Lubbock, Texas	3,052	410	2,754	478	3,642	(156)	1986	August 2002	3 - 39 yrs.	80
Memphis, Tennessee	3,397	2,038	4,755	106	6,899	(209)	1986	August 2002	3 - 39 yrs.	105
Pensacola, Florida	3,460	336	2,297	1,234	3,867	(343)	1985	August 2002	3 - 39 yrs.	64
Philadelphia, Pennsylvania	6,500	1,395	5,650	1,710	8,755	(415)	1988	August 2002	3 - 39 yrs.	88
Placentia, California	4,342	3,397	4,663	2,101	10,161	(391)	1988	August 2002	3 - 39 yrs.	112
Santa Fe, New Mexico	6,487	1,411	4,840	77	6,328	(244)	1986	August 2002	3 - 39 yrs.	120
Shreveport, Louisiana	—	298	2,503	1	2,802	(127)	1983	August 2002	3 - 39 yrs.	72
Spartanburg, South Carolina	3,346	598	2,918	13	3,529	(156)	1985	August 2002	3 - 39 yrs.	88
Atlanta/Buckhead, Georgia	—	4,568	9,087	80	13,735	(329)	1997	January 2003	3 - 39 yrs.	92
Atlanta/Cumberland, Georgia	4,823	2,202	8,618	319	11,139	(339)	1990	January 2003	3 - 39 yrs.	124
Atlanta/Peachtree, Georgia	2,701	953	3,629	315	4,897	(187)	1990	January 2003	3 - 39 yrs.	92
Baltimore, Maryland	8,681	1,601	15,553	396	17,550	(516)	1998	January 2003	3 - 39 yrs.	147
Boulder, Colorado	10,360	3,428	12,532	386	16,346	(413)	1991	January 2003	3 - 39 yrs.	112
Clearwater, Florida	5,787	2,687	8,108	331	11,126	(290)	1998	January 2003	3 - 39 yrs.	112
Dallas/Addison, Texas	5,305	2,059	8,511	313	10,883	(319)	1990	January 2003	3 - 39 yrs.	120
Dallas/Las Colinas, Texas	5,498	2,772	9,592	348	12,712	(355)	1990	January 2003	3 - 39 yrs.	136
Dallas/Plano, Texas	2,411	521	5,219	265	6,005	(242)	1997	January 2003	3 - 39 yrs.	99
Detroit, Michigan	2,411	508	4,543	278	5,329	(201)	1990	January 2003	3 - 39 yrs.	76
Dulles/Washington, D.C.	7,285	2,419	15,104	234	17,757	(345)	1998	January 2003	3 - 39 yrs.	109
Home Office—Richmond, Virginia	—	138	766	—	904	(54)	1950	January 2003	3 - 39 yrs.	—
Jackson, Mississippi	2,894	897	8,271	261	9,429	(210)	1997	January 2003	3 - 39 yrs.	91
Philadelphia/Malvern, Pennsylvania	—	—	16,285	75	16,360	(504)	1998	January 2003	3 - 39 yrs.	123
Portland, Oregon	4,638	3,095	7,705	199	10,999	(202)	1998	January 2003	3 - 39 yrs.	123
Redmond, Washington	19,732	6,777	27,736	1	34,514	(946)	1990	January 2003	3 - 39 yrs.	180
Richmond, Virginia	5,305	790	9,035	339	10,164	(339)	1998	January 2003	3 - 39 yrs.	123
Salt Lake City, Utah	2,411	377	5,142	260	5,779	(217)	1996	January 2003	3 - 39 yrs.	98
St. Louis, Missouri	4,638	2,099	9,712	185	11,996	(248)	2000	January 2003	3 - 39 yrs.	145
Boulder, Colorado	5,906	1,179	8,538	3,615	13,332	(769)	1986	March 2002	3 - 39 yrs.	128
Buckhead, Atlanta	5,020	3,231	4,267	892	8,390	(310)	1987	March 2002	3 - 39 yrs.	136
Chesterfield, Missouri	2,756	1,148	3,480	726	5,354	(249)	1986	March 2002	3 - 39 yrs.	104
Columbus North, Ohio	1,723	641	3,527	380	4,548	(261)	1985	March 2002	3 - 39 yrs.	96
Costa Mesa, California	7,383	3,773	6,825	682	11,280	(401)	1986	March 2002	3 - 39 yrs.	144
Cumberland, Atlanta	2,953	1,938	3,622	482	6,042	(299)	1987	March 2002	3 - 39 yrs.	130
Dayton North, Ohio	1,427	320	2,539	162	3,021	(168)	1987	March 2002	3 - 39 yrs.	64
Dayton South, Ohio	3,002	443	4,353	1,793	6,589	(400)	1985	March 2002	3 - 39 yrs.	96
Dunwoody, Atlanta	2,707	1,988	4,725	574	7,287	(375)	1984	March 2002	3 - 39 yrs.	144
Galleria, Missouri	6,448	1,970	5,554	847	8,371	(372)	1986	March 2002	3 - 39 yrs.	152
La Jolla, California	19,343	17,255	11,854	6,228	35,337	(1,143)	1986	March 2002	3 - 39 yrs.	288
Lombard, Illinois	5,316	1,166	5,740	432	7,338	(633)	1987	March 2002	3 - 39 yrs.	144
Long Beach, California	11,419	7,325	11,597	479	19,401	(687)	1987	March 2002	3 - 39 yrs.	216
Sharonville, Ohio	1,969	2,087	3,790	3,583	9,460	(462)	1985	March 2002	3 - 39 yrs.	144
Southfield, Michigan	4,331	1,738	3,869	891	6,498	(335)	1987	March 2002	3 - 39 yrs.	144
Atlanta, Georgia	4,459	1,757	10,360	673	12,790	(809)	1990	September 2001	3 - 39 yrs.	126
Bakersfield, California	3,964	1,870	7,567	423	9,860	(640)	1990	September 2001	3 - 39 yrs.	114
Boston, Massachusetts	6,936	4,707	12,730	789	18,226	(1,006)	1989	September 2001	3 - 39 yrs.	130
Cincinatti, Ohio	4,955	1,573	5,472	327	7,372	(511)	1990	September 2001	3 - 39 yrs.	118
Concord, California	6,441	4,937	16,804	1,203	22,944	(1,310)	1989	September 2001	3 - 39 yrs.	126
Dallas, Texas	5,450	1,397	8,271	408	10,076	(726)	1989	September 2001	3 - 39 yrs.	120
Houston, Texas	4,955	960	8,903	620	10,483	(724)	1990	September 2001	3 - 39 yrs.	110
Meriden, Connecticut	4,459	—	9,092	103	9,195	(701)	1989	September 2001	3 - 39 yrs.	106
Montgomery, Alabama	2,477	965	5,025	258	6,248	(463)	1990	September 2001	3 - 39 yrs.	94
San Ramon, California	5,450	3,448	15,542	305	19,295	(1,115)	1989	September 2001	3 - 39 yrs.	106

	$353,823	$139,096	$474,254	$53,014	$666,364	$(27,705)				7,869

	2003		2003
Real estate owned:		Accumulated depreciation:
Balance as of January 1	$396,680	Balance as of January 1	$8,646
Acquisition	223,029	Depreciation expense	19,264
Improvements	46,655	Reclassification of depreciation	(205)

Balance at December 31	$666,364	Balance at December 31	$27,705

(1)	The cost basis for Federal Income Tax purposes approximates the basis used in this schedule.