Form 10-K/A
period 2003-12-31
APPLE HOSPITALITY TWO INC
filed 2004-03-22
CIK 1132747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A to Apple Hospitality Two’s Annual Report on Form 10-K for the year ended December 31, 2003 is being filed solely to add the signature page and exhibit index. These pages (48-53) were inadvertently omitted by our filing agent during the edgarization process.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE HOSPITALITY TWO, INC.

By:	/s/ GLADE M. KNIGHT	Date:	March 12, 2004

Glade M. Knight,
Chairman of the Board, Chief
Executive Officer, and President
(Principal Executive Officer)

By:	/s/ Bryan Peery	Date:	March 12, 2004

Bryan Peery,
Chief Accounting Officer (Principal
Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Glade M. Knight	Date:	March 12, 2004

Glade M. Knight, Director

By:	/s/ Lisa B. Kern	Date:	March 12, 2004

Lisa B. Kern, Director

By:	/s/ Bruce H. Matson	Date:	March 12, 2004

Bruce H. Matson, Director

By:	/s/ Michael S. Waters	Date:	March 12, 2004

Michael S. Waters, Director

By:	/s/ Robert M. Wily	Date:	March 12, 2004

Robert M. Wily, Director

Exhibit Index

2.1	Agreement and Plan of Merger dated as of October 24, 2002 by and between Apple Hospitality Two, Inc., Hospitality Acquisition Company and Apple Suites, Inc. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 25, 2002; SEC File No. 333-53984).

2.2	Agreement and Plan of Merger dated as of November 28, 2001 by and between Apple Hospitality Two, Inc., Marriott Residence Inn Limited Partnership, AHT Res Acquisition, L.P. and RIBM One LLC. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

2.3	Certificate of Merger dated March 28, 2002 (with effective date of March 29, 2002) for merger of AHT Res Acquisition, L.P. with and into Marriott Residence Inn Limited Partnership. (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

2.4	Agreement and Plan of Merger dated as of April 30, 2002 by and among Apple Hospitality Two, Inc., AHT Res II Acquisition, L.P., RIBM Two LLC and Marriott Residence Inn II Limited Partnership. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

2.5	Certificate of Merger dated August 28, 2002 for merger of AHT Res II Acquisition, L.P. with and into Marriott Residence Inn II Limited Partnership (as surviving entity). (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form S-4 filed on December 19, 2002; SEC File No. 333-101194)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form S-11 filed on May 22, 2002; SEC File No. 333-84098)

4.1	Acknowledgment, Waiver, Consent and Amendment dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Borrower), LaSalle Bank National Association (f/k/a LaSalle National Bank), as Trustee for Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 1996-MD V (Lender). (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

4.2	Facility Mortgagee Agreement dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Borrower), AHM Res II Limited Partnership (Tenant), Apple Hospitality Two, Inc. and LaSalle Bank National Association (f/k/a LaSalle National Bank), as Trustee for Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 1996-MD V (Lender). (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

4.3	Supplemental Assignment of Leases and Rents dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Borrower) and LaSalle Bank National Association (f/k/a LaSalle National Bank), as Trustee for Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 1996-MD V (Lender). (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

4.4	Supplemental Security Agreement dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Debtor) and LaSalle Bank National Association (f/k/a LaSalle National Bank), as Trustee for Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 1996-MD V (Secured Party). (Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

4.5	Tenant Security Agreement dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Secured Party) and AHM Res II Limited Partnership (Debtor). (Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

4.6	Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing, dated as of November 28, 2000 from RedInn Hotel, L.P. to TransNation Title Insurance Company for the benefit of GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on September 12; 2002; SEC File No. 333-53984).

4.7	Deed Of Trust Note, dated November 28, 2000, in the original principal amount of $20,500,000 and made payable to the order of GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

4.8	Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing, dated as of November 28, 2000 from RedInn Hotel, L.P. to TransNation Title Insurance Company for the benefit of GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

4.9	Assumption and Modification Agreement, dated January 17, 2003, by and among Wells Fargo Bank Minnesota, N.A., GMAC Commercial Mortgage Securities, Inc., RedInn Hotel, L.P., AHT Redmond, Inc., W.I. Realty, L.C., W.I. Realty I, L.P., Apple Hospitality Two, Inc. and AHM-SPE I, Inc. (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

10.1	Form of Advisory Agreement between the Registrant and Apple Suites Advisors (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-11 (File No. 333-53984) filed on January 19, 2001)

10.2	Form of Property Acquisition/Disposition Agreement between the Registrant and Apple Suites Realty (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-11 (File No. 333-53984) filed on January 19, 2001)

10.3	Form of Apple Hospitality Two, Inc. 2001 Incentive Plan (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-11 (File No. 333-53984) filed on January 19, 2001)*

10.4	Form of Apple Hospitality Two, Inc. 2001 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-11 (File No. 333-84098) filed on January 19, 2001)*

10.5	Purchase Agreement between Residence Inn III LLC, as Seller, and Apple Hospitality Two, Inc., as Purchaser, dated as of May 18, 2001 (incorporated by reference to Exhibit 10.1 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.6	Amendment and Joinder to Purchase Agreement entered into by Residence Inn III LLC and Apple Hospitality Two, Inc., and Joined in by Marriott Residence Inn USA Limited Partnership, as Seller, dated as of July 30, 2001 (incorporated by reference to Exhibit 10.2 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.7	Second Amendment and Joinder to Purchase Agreement entered into by Residence III LLC, Apple Hospitality Two, Inc. and Marriott Residence Inn USA Limited Partnership, and Joined in by Crestline Capital Corporation, CC USAGP LLC, CCMH Desert Springs Corporation and CCRI USA LLC, dated as of August 31, 2001 (incorporated by reference to Exhibit 10.3 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.8	Consent and Amendment Agreement with Release by and between Wells Fargo Bank Minnesota, N.A., as Trustee for the registered certificate holders of certain Commercial Mortgage Pass-Through Certificates, Series 2000-2, and Residence Inn III LLC, dated as of September 28, 2001 (incorporated by reference to Exhibit 10.4 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.9	Environmental Indemnity Agreement by Apple Hospitality Two, Inc. and Apple Suites Advisors in favor of Wells Fargo Bank Minnesota, N.A., as Trustee for the registered certificate holders of certain Commercial Mortgage Pass-Through Certificates, Series 2000-2, dated as of September 28, 2001 (incorporated by reference to Exhibit 10.5 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.10	Master Hotel Lease Agreement by and between Residence Inn III LLC and Apple Hospitality Management, dated as of September 28, 2001 (incorporated by reference to Exhibit 10.6 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.11	Amended And Restated Management Agreement by and between Apple Hospitality Management, Inc. and Residence Inn By Marriott, Inc., dated as of September 28, 2001 (incorporated by reference to Exhibit 10.7 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.12	Owner Agreement, by and between Residence Inns III LLC, Apple Hospitality Management, Inc. and Residence Inn By Marriott, Inc., dated as of September 28, 2001 (incorporated by reference to Exhibit 10.8 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.13	Non-Disturbance Agreement and Consent of Manager by Apple Hospitality Management, Inc. and Residence Inn III LLC to Wells Fargo Bank Minnesota, N.A., as Trustee for the registered certificate holders of certain Commercial Mortgage Pass-Through Certificates, Series 2000-2, consented and agreed to by Residence Inn By Marriott, Inc., dated as of September 28, 2001 (incorporated by reference to Exhibit 10.9 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.14	Consent to Merger dated as of March 29, 2002 by and between Marriott Residence Inn Limited Partnership, AHT Res I GP, Inc., RIBM One LLC, AHM Res I Limited Partnership and LaSalle Bank National Association, as Trustee for Mortgage Pass-Through Certificates Series 1996-2. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.15	Consent to Merger dated as of March 29, 2002 by and between Marriott Residence Inn Limited Partnership, AHT Res I GP, Inc., RIBM One LLC, AHM Res I Limited Partnership and LaSalle Bank National Association, as Indenture Trustee for the benefit of the Holders of iStar Asset Receivables Trust Collateralized Mortgage Bonds Series 2000-1. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.16	Amendment and Restatement of Management Agreement dated as of March 29, 2002 by and between Residence Inn by Marriott, Inc. and AHM Res I Limited Partnership. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.17	Owner Agreement dated as of March 29, 2002 by and between Marriott Residence Inn Limited Partnership, AHM Res I Limited Partnership and Residence Inn By Marriott, Inc. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.18	Limited Partnership Agreement of AHM Res I Limited Partnership (a subsidiary of registrant leasing real property). (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.19	Limited Liability Company Operating Agreement of Residence Inn III LLC (a subsidiary of registrant owning real property). (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.20	Amendment to Limited Liability Company Operating Agreement of Residence Inn III LLC. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.21	Amended and Restated Management Agreement dated as of August 28, 2002 by AHM Res II Limited Partnership and Residence Inn By Marriott, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.22	Master Hotel Lease Agreement dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership and AHM Res II Limited Partnership (regarding 22 hotels). (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.23	Schedule setting forth information on a substantially identical Master Hotel Lease Agreement (regarding one hotel). (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.24	Amended and Restated Certificate of Limited Partnership of Marriott Residence Inn II Limited Partnership (a subsidiary of registrant owning real property). (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.25	Amended and Restated Limited Partnership Agreement of Marriott Residence Inn II Limited Partnership (a subsidiary of registrant owning real property). (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.26	Amended and Restated Certificate of Limited Partnership of AHM Res II Limited Partnership (a subsidiary of registrant Leasing real property). (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.27	Amended and Restated Limited Partnership Agreement of AHM Res II Limited Partnership (a subsidiary of registrant leasing real property). (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.28	Hotel Lease Agreement, dated January 17, 2003, by and between AHT Redmond, Inc. and AHM-SPE I, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

10.29	Management Agreement, dated January 28, 1998, by RedInn Hotel, L.P. and Residence Inn By Marriott, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

10.30	Assignment, Assumption and Amendment of Management Agreement, dated as of January 17, 2003, by and among RedInn Hotel, L.P., AHM-SPE I, Inc. and Residence Inn By Marriott, Inc. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

10.31	Owner Agreement, dated as of January 17, 2003, by and among AHT Redmond, Inc., AHM-SPE I, Inc. and Residence Inn By Marriott, Inc. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

21	Subsidiaries of the Registrant (FILED HEREWITH).

23.1	Consent of Ernst & Young LLP (FILED HEREWITH).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

*	Denotes Compensation Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE HOSPITALITY TWO, INC.

By:	/s/ GLADE M. KNIGHT	Date:	March 22, 2004

Glade M. Knight,
Chairman of the Board, Chief
Executive Officer, and President
(Principal Executive Officer)