Form 10-Q
period 2004-03-31
APPLE HOSPITALITY TWO INC
filed 2004-05-06
CIK 1132747

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

At May 1, 2004, there were 40,445,457 outstanding shares of common stock, no par value, of the registrant.

APPLE HOSPITALITY TWO, INC.

FORM 10-Q

Apple Hospitality Two, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2004	December 31, 2003
ASSETS
Investment in hotels, net of accumulated depreciation of $33,630 and $27,705, respectively	$646,296	$638,658
Cash and cash equivalents	3,128	17,296
Restricted cash:
Furniture, fixtures & equipment reserves	15,335	16,513
Debt service & other escrows	7,995	8,410
Distributions held for prior limited partners	8,765	8,815
Deferred financing costs, net	1,033	1,068
Other assets	864	1,353

TOTAL ASSETS	$683,416	$692,113

LIABILITIES
Notes payable-secured	$360,486	$362,763
Note payable-related party	3,645	3,595
Accounts payable & accrued expenses	3,203	3,648
Accounts payable-prior limited partners	8,765	8,815
Due to third party manager	6,779	2,377
Interest payable	1,280	1,280
Deferred incentive management fees payable	715	715

TOTAL LIABILITIES	384,873	383,193

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 15,000,000 authorized, none issued and outstanding	—	—
Series A Preferred stock, no par value, authorized 200,000,000 shares; 40,445,457 and 40,644,638 shares issued and outstanding, respectively	—	—
Series B preferred convertible stock, no par value, authorized 240,000 shares; issued and outstanding – and – shares, respectively	—	—
Series C preferred convertible stock, no par value, authorized 1,272,000; issued and outstanding 1,272,000 and 1,272,000 shares, respectively	10,176	10,176
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 40,445,457 shares, and 40,644,638 shares, respectively	347,422	349,406
Distributions greater than net income	(59,055)	(50,662)

TOTAL SHAREHOLDERS’ EQUITY	298,543	308,920

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$683,416	$692,113

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended March 31, 2004	Three months ended March 31, 2003
REVENUES
Suite revenue	$48,116	$41,769
Other revenue	1,364	1,676

Total revenues	49,480	43,445

EXPENSES
Hotel operating expense	13,072	10,506
Hotel administrative expense	4,598	4,098
Sales and marketing	3,602	2,988
Utilities	2,652	2,302
Repair & maintenance	2,809	2,326
Franchise fees	1,854	1,689
Management fees	1,308	1,196
Chain services	871	706
Taxes, insurance and other	3,594	2,616
Merger expense-related party	—	15,914
General and administrative	633	523
Depreciation of real-estate owned	5,925	3,567

Total expenses	40,918	48,431

Operating income (loss)	8,562	(4,986)

Interest income	105	336
Interest expense	(6,581)	(6,129)

Net income (loss)	$2,086	$(10,779)

Basic and diluted income (loss) per common share	$0.05	$(0.28)

Weighted average shares outstanding	41,717	38,576

Distributions paid per common share	$0.25	$0.75

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31, 2004	Three months ended March 31, 2003
Cash flow from operating activities:
Net income (loss)	$2,086	$(10,779)
Adjustments to reconcile to cash (used) provided by operating activities:
Depreciation	5,925	3,567
Non-cash portion of merger related expense	—	13,576
Net amortization of fair value adjustment to mortgage notes payable	(561)	(607)
Amortization of deferred financing costs	35	56
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due to third party manager	4,402	(1,790)
Debt service and other escrows	415	(1,129)
Other assets	279	(2,141)
Account payable-affiliate	50	(170)
Accrued interest	—	578
Accrued expenses	(445)	780

Net cash provided by operating activities	12,186	1,941
Cash flow from investing activities:
Decrease (increase) in cash restricted for capital improvements	1,178	(1,145)
Net cash paid for hotel acquisitions	—	(12,550)
Net cash paid for acquisition of Apple Suites, Inc. and Apple Suites Advisors	—	(17,908)
Capital improvements	(13,563)	(1,576)
Deposits on capital improvement projects	210	—

Net cash used in investing activities	(12,175)	(33,179)
Cash flow from financing activities
Redemption of common stock	(1,984)	—
Repayment of unsecured line of credit	—	(3,000)
Capital lease obligations-principal amounts	—	(200)
Repayment of secured notes payable	(1,716)	(2,419)
Cash distributions paid to shareholders	(10,479)	(22,248)

Net cash used in financing activities	(14,179)	(27,867)
Decrease in cash and cash equivalents	(14,168)	(59,105)
Cash and cash equivalents, beginning of period	17,296	125,522

Cash and cash equivalents, end of period	$3,128	$66,417

Supplemental information:
Interest paid, net of amounts capitalized	$6,581	$6,529
Non-cash transactions:
Other assets assumed in acquisitions	$—	$1,153
Escrows assumed in acquisitions	$—	$1,130
Assumption of mortgage notes payable	$—	$102,289
Issuance of common stock	$—	$83,167
Conversion of B shares	$—	$24
Liabilities assumed in acquisition	$—	$5,042

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

Comprehensive Income

The Company recorded no comprehensive income for the three months ended March 31, 2004 or 2003.

Stock Incentive Plans

As the exercise price of the Company’s stock options equals the market price of the underlying stock, the Company has not recognized any stock compensation expenses associated with its stock options during the quarters ended March 31, 2004 and 2003.

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. Series C preferred convertible stock is included in basic and diluted earnings per common share as it is considered a common stock equivalent.

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

Summary of Significant Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and subsequently revised FIN 46 in December 2003. Effective January 1, 2004, the Company adopted the provisions of FIN 46. The Company did not identify any variable interest entities (VIEs) of which the Company is the primary beneficiary, thus, the Company was not required to consolidate any VIEs.

Note 2

Investment in Hotels

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

Apple Suites, Inc.

The Company also entered into a merger agreement with Apple Suites on October 23, 2002. Effective January 31, 2003, Apple Suites merged with and into Hospitality Acquisition Company, its wholly-owned subsidiary. Apple Suites owned, either directly or through its subsidiaries, a total of 17 upper-end extended-stay hotels throughout the United States, which comprised a total of 1,922 suites, and all of which are operated as part of the Homewood Suites® by Hilton® franchise system. The merger did not change the management positions Mr. Glade M. Knight held with the Company prior to the merger nor did the board of directors’ change as a result of the merger.

Pursuant to the merger, each Apple Suites common share, issued and outstanding immediately prior to the effective date of the merger, was converted into the right to receive either: (i) one unit of the Company, consisting of one common share of the Company and one Series A preferred share of the Company; or (ii) if the holder of an Apple Suites common share elected, $10.00 in cash, subject to a limit on the total amount of cash to be paid in the merger. As a result of the merger, holders of Apple Suites common shares received a total of 11.4 million Units (valued at $8 per share for accounting purposes) and approximately $17.8 million in cash, and the Company assumed Apple Suites’ liabilities and paid certain merger costs. The Company funded the cash portion of the merger consideration with available cash. Apple Suites assets and liabilities were recorded at fair value and no goodwill or intangible assets were recorded.

Also in connection with this transaction, the Company terminated its advisory contract with ASA and became self-advised. To implement the termination of the advisory agreement, the Company purchased ASA. The Company acquired all of Mr. Glade M. Knight’s stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement. Mr. Knight received a cash payment of $2 million and a non-interest-bearing promissory note, due four years after the merger, in a principal amount of $4.48 million. The Company recognized an expense related to this transaction of $5.5 million in the first quarter of 2003.

In addition, 1,272,000 newly created Series C convertible preferred shares were issued in exchange for outstanding Series B convertible preferred shares. Holders of Series B convertible preferred shares would have otherwise been entitled to receive 1,272,000 Units upon conversion of their Series B convertible preferred shares in connection with the termination of the advisory agreement with ASA and termination of the brokerage service agreement with ASRG. The new Series C convertible preferred shares have a liquidation preference comparable to the Series B convertible preferred shares, in that holders of Series C convertible preferred shares receive no payments in a liquidation for their Series C convertible preferred shares until holders of Units are paid in full for their Series A preferred shares. The Series C convertible preferred shares have the same voting rights and rights to receive dividend distributions as if they had already been converted to common shares. The company recognized expense related to this transaction of $10.2 million in the first quarter of 2003.

Renovation Program

During 2003, the Company began a major renovation program at its hotel properties. During this program, suites are taken out of service while renovations are completed. During the time units are out of service, the Company capitalizes interest, taxes and insurance costs related to these units. During the first quarter of 2004 and 2003, the Company capitalized approximately $489,515 and $400,000, respectively, in costs associated with rooms out of service.

Note 3

Shareholders’ Equity

In January 2004, the Company paid out $10.5 million, or $0.25 per share, as a distribution to its common shareholders.

During 2003, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-served basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the Units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the first quarter of 2004, the Company redeemed 199,181 Units in the amount of $1,983,251.

Effective February 20, 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. No shares were reinvested during the three months ended March 31, 2004 under this plan.

Note 4

Management Agreements

Residence Inn Hotels

The Company’s Residence Inn hotels are subject to management agreements under which Residence Inn® by Marriott®, Inc. (the “Manager”) manages the hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of the Manager of up to an additional 50 years. The agreements generally provide for payment of base management fees, which are calculated annually and are a percentage of sales, and incentive management fees over a priority return (as defined in the management agreements). Incentive management fees (IMF) are currently payable only if and to the extent there is sufficient cash flow from the hotels after consideration of qualifying debt service and after consideration to a priority return on investment, including property improvements. Amounts not currently payable are deferred and are payable in future years only if and to the extent there is sufficient cash flow from future operations or upon sale or refinancing of the hotels after consideration to a priority return to us (as defined in the management agreements), which is generally 12%. In the event of early termination of the management agreements, the Manager will receive additional fees based on the unexpired term and expected future base and incentive management fees. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.

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

The Company acquired its Residence Inn hotels in separate transactions, (Res I – purchased February 2002, Res II – purchased in August 2002, Res III – purchased September 2001, and Redmond purchased January 2003). In the Res I and Res II purchases, the Company assumed the amended and restated management agreements in effect with the Manager by the prior owner and assumed deferred incentive management fees totaling $6.7 million and $7.0 million, respectively, at the date of the respective acquisitions. Additionally, the Company assumed the cost basis of $187 million and $243 million for Res I and Res II, respectively, and the holding period of the prior owner for purposes of calculating the priority returns upon sale of the properties. The Company paid approximately $133 million and $160 million for Res I and Res II, respectively.

The following table summarizes deferred incentive management fees (“DIMF”) under these management agreements (dollars in millions).

	DIMF Assumed	IMF Accumulated Post- Acquisition	Total IMF	Post-acquisition IMF Paid	Total DIMF	Amount accured in Consolidated Balance Sheet
Res I	$6.7	$5.2	$11.9	$0.0	$11.9	$0.0
Res II	7.0	2.8	9.8	0.0	9.8	0.0
Res III	0.0	0.7	0.7	0.0	0.7	0.7
Redmond	0.0	0.6	0.6	0.6	0.0	0.0
Total	$13.7	$9.3	$23.0	$0.6	$22.4	$0.7

No amounts of DIMF were recorded upon the acquisition of Res I and Res II as the fair value of these amounts were not readily determinable and payment was not considered probable.

Pursuant to the terms of the management agreements, the Manager also furnishes the hotels with certain chain services which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries. For the three months ended March 31, 2004 and 2003, respectively, the Company had incurred $871,100 and $705,794 in chain services. In addition, the Company’s hotels participate in the Marriott Rewards program. The cost of this program is charged to all hotels in the Marriott International hotel system.

The lessees are obligated to escrow funds, generally 5% of revenue, to cover the cost of replacements and renewals to the hotels’ property and improvements. The lessees are obligated under these management agreements to fund FF&E requirements in excess of amounts placed in restricted cash accounts. At March 31, 2004 and 2003, respectively, the lessee had FF&E escrow balances of $10.6 million and $20.1 million.

The management agreements also provide for payments of costs associated with certain system-wide advertising, promotional and public relations materials and programs and the operational costs of reservation systems. Each hotel pays two and one-half percent (2.5%) of suite revenues to this marketing fund. For the three months ended March 31, 2004 and 2003, the Company incurred $847,630 and $857,389, respectively, in marketing fees.

Homewood Suites Hotels

The Company’s 17 Homewood Suites hotels are managed by Promus Hotels, Inc. (“Promus”), a wholly owned subsidiary of Hilton Hotels Corporation (“Hilton”) under the terms of a management agreement, as part of the Homewood Suites® by Hilton franchise.

The Company is committed under management agreements to fund up to 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment. At March 31, 2004 and 2003, Promus held approximately $164,717 and $57,770, respectively, for these capital improvement reserves.

Promus manages day-to-day operations of the Company’s Homewood Suites hotels. Promus charges fees for this function, which are calculated as a percentage of revenue. Incentive management fees are calculated, for certain properties, on the basis of operating profit of the hotels. As of March 31, 2004, no incentive management fees were earned. Promus also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites® by Hilton and to participate in its reservation system. Total expenses for franchise fees, management fees, advertising expenses and other reimbursable services were $952,997 and $583,040, respectively, for the three months ended March 31, 2004 and 2003. These expenses are included in the hotel operating expenses in the statement of operations.

Note 5

Related Parties

Through a wholly-owned subsidiary, the Company is under an advisory agreement with Apple Hospitality Five Advisors, Inc. (AFA) whereby the Company receives advisory fee revenue equal to .1% to .25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for providing day to day advisory and real estate due diligence services for Apple Hospitality Five, Inc. The Company received advisory fee revenue in the amount of $169,438 under this agreement for the three months ended March 31, 2004. No advisory fee revenue was received under this agreement for the three months ended March 31, 2003. AFA is 100% owned by Mr. Knight.

Mr. Knight also serves as the Chairman and Chief Executive Officer of Cornerstone Realty Income Trust, Inc., an apartment REIT, Apple Hospitality Five, Inc., a hospitality REIT, and Apple REIT Six, Inc., a diversified REIT.

Note 6

Industry Segments

The Company owns extended-stay hotel properties throughout the United States that generate rental and other property-related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotel properties has similar economic characteristics, facilities, and services, the properties have been aggregated into a single segment. All segment disclosure is included in or can be derived from the Company’s consolidated financial statements.

Note 7

Subsequent Events

In April 2004, the Company paid approximately $10.4 million, or $.25 per share, in a distribution to its common shareholders of record on April 23, 2004.

In April 2004, the Company redeemed Units under its share redemption program in the approximate amount of $2.3 million, representing approximately 232,000 Units of the Company.

In April 2004, the Company entered into a short-term credit facility as a bridge to a longer term facility. The line of credit expires at the end of July 2004, allows for a maximum borrowing of $10 million and bears interest at LIBOR plus 2.5%.

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

General

Overview

The Company is a real estate investment trust (“REIT”) that owns upscale, extended-stay hotels. The Company was formed on January 17, 2001, with the first investor closing commencing on May 1, 2001. The Company owns 66 hotels within different markets in the United States. The performance of the Company’s hotels can be influenced by many factors, including local hotel competition, local and national economic conditions and the performance of the individual managers assigned to its hotels. In evaluating financial condition and operating performance, the Company focuses on revenue measurements such as occupancy, average daily rate and revenue per available room and expenses such as hotel operating expenses, general and administrative expenses and other expenses described below.

During the first quarter of 2004, the Company continued to experience the effects of economic weakness in some of its markets and the effects of closing rooms to complete its major renovation project for many of its hotels. As a result, the Company’s financial results were lower than the same period in 2003. Since there can be no assurance that economic conditions will improve, and since the Company will continue its renovation project in 2004, there can be no assurance that operating results will improve in 2004. However, due to the positive impact of the completed renovations and positive economic indicators, the Company does believe there will be improvement in its results in the remainder of 2004.

Hotels Owned

The Company owns 66 hotels, with a total of 7,869 suites. Of its 66 hotels, the Company owns 49 Residence Inn® by Marriott® properties consisting of 5,947 suites, and 17 Homewood Suites® by Hilton® consisting of 1,922 suites.

The following table summarizes the locations, brands, acquisition dates and number of suites of the hotels owned on March 31, 2004:

City	State	Franchise/Brand	Date Acquired	# of Suites
Birmingham	Alabama	Residence Inn®	August 2002	128
Montgomery	Alabama	Residence Inn®	September 2001	94
Buckhead	Atlanta	Residence Inn®	March 2002	136
Cumberland	Atlanta	Residence Inn®	March 2002	130
Dunwoody	Atlanta	Residence Inn®	March 2002	144
Arcadia	California	Residence Inn®	August 2002	120
Bakersfield	California	Residence Inn®	September 2001	114
Concord	California	Residence Inn®	September 2001	126
Costa Mesa	California	Residence Inn®	March 2002	144
Irvine	California	Residence Inn®	August 2002	112
La Jolla	California	Residence Inn®	March 2002	288
Long Beach	California	Residence Inn®	March 2002	216
Placentia	California	Residence Inn®	August 2002	112
San Ramon	California	Residence Inn®	September 2001	106
Boulder	Colorado	Homewood Suites®	January 2003	112
Boulder	Colorado	Residence Inn®	March 2002	128
Meriden	Connecticut	Residence Inn®	September 2001	106
Clearwater	Florida	Homewood Suites®	January 2003	112
Boca Raton	Florida	Residence Inn®	August 2002	120
Clearwater	Florida	Residence Inn®	August 2002	88
Jacksonville	Florida	Residence Inn®	August 2002	112
Kalamazoo	Florida	Residence Inn®	August 2002	83
Pensacola	Florida	Residence Inn®	August 2002	64
Atlanta/Buckhead	Georgia	Homewood Suites®	January 2003	92
Atlanta/Cumberland	Georgia	Homewood Suites®	January 2003	124
Atlanta/Peachtree	Georgia	Homewood Suites®	January 2003	92
Atlanta	Georgia	Residence Inn®	September 2001	126
Deerfield	Illinois	Residence Inn®	August 2002	128
Lombard	Illinois	Residence Inn®	March 2002	144
Shreveport	Louisiana	Residence Inn®	August 2002	72
Baltimore	Maryland	Homewood Suites®	January 2003	147
Boston	Massachusetts	Residence Inn®	August 2002	96
Boston	Massachusetts	Residence Inn®	September 2001	130
Detroit	Michigan	Homewood Suites®	January 2003	76
Southfield	Michigan	Residence Inn®	March 2002	144
Jackson	Mississippi	Homewood Suites®	January 2003	91
Jackson	Mississippi	Residence Inn®	August 2002	120
St. Louis	Missouri	Homewood Suites®	January 2003	145
Chesterfield	Missouri	Residence Inn®	March 2002	104
Galleria	Missouri	Residence Inn®	March 2002	152
Las Vegas	Nevada	Residence Inn®	August 2002	192
Santa Fe	New Mexico	Residence Inn®	August 2002	120

Charlotte	North Carolina	Residence Inn®	August 2002	91
Greensboro	North Carolina	Residence Inn®	August 2002	128
Akron	Ohio	Residence Inn®	August 2002	112
Cincinnati	Ohio	Residence Inn®	September 2001	118
Columbus North	Ohio	Residence Inn®	March 2002	96
Dayton North	Ohio	Residence Inn®	March 2002	64
Dayton South	Ohio	Residence Inn®	March 2002	96
Sharonville	Ohio	Residence Inn®	March 2002	144
Portland	Oregon	Homewood Suites®	January 2003	123
Philadelphia/Malvern	Pennsylvania	Homewood Suites®	January 2003	123
Philadelphia	Pennsylvania	Residence Inn®	August 2002	88
Columbia	South Carolina	Residence Inn®	August 2002	128
Spartanburg	South Carolina	Residence Inn®	August 2002	88
Memphis	Tennessee	Residence Inn®	August 2002	105
Dallas/Addison	Texas	Homewood Suites®	January 2003	120
Dallas/Las Colinas	Texas	Homewood Suites®	January 2003	136
Dallas/Plano	Texas	Homewood Suites®	January 2003	99
Dallas	Texas	Residence Inn®	September 2001	120
Houston	Texas	Residence Inn®	September 2001	110
Lubbock	Texas	Residence Inn®	August 2002	80
Salt Lake City	Utah	Homewood Suites®	January 2003	98
Richmond	Virginia	Homewood Suites®	January 2003	123
Herndon	Virginia	Homewood Suites®	January 2003	109
Redmond	Washington	Residence Inn®	January 2003	180

				7,869

Management Agreements

The Company’s Residence Inn hotels are subject to management agreements under which Residence Inn® by Marriott®, Inc. (the “Manager”) manages the hotels and provides access to the Company to Marriott’s intellectual property and proprietary sales and reservation system, generally for an initial term of 15 to 20 years with renewal terms at the option of the Manager of up to an additional 50 years. The agreements generally provide for payment of base management fees, which are calculated annually and are a percentage of sales, incentive management fees over a priority return (as defined in the management agreements), system fees, marketing fees and chain services. Incentive fees are payable only to the extent of cash flow from the properties as described in the management agreement on a portfolio basis. The Company has three portfolios of multiple hotels and one other hotel with separate incentive management agreements which are subject to this calculation. The Company records deferred incentive management fee exposure when it is considered probable that these fees will be paid. See “Expenses” under Results of Operations below for further discussion. Total expenses paid to the manager for the three months ended March 31, 2004 and 2003 were $3.0 million, or $504 per suite. Additionally, these agreements have termination provisions for the Company if certain operating results are not achieved.

Promus Hotels, Inc. (“Promus”), a wholly-owned subsidiary of Hilton, manages day-to-day operations of the Company’s Homewood Suites hotels. Promus charges fees for this function, which are calculated as a percentage of revenue. Incentive management fees are calculated, for certain properties, on the basis of operating profit of the hotels. No incentive management fees were earned during the three months ended March 31, 2004 and 2003. Promus also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites® by Hilton and to participate in its reservation system. Total expenses for franchise fees, management fees, advertising expenses and other reimbursable services were approximately $953,000 or $495 per suite for the three months ended March 31, 2004 and $563,040, or $439 per suite, for the three months ended March 31, 2003. The increase per suite reflects an increase in revenue for these properties. The rate per suite for the three months ended March 31, 2003 is prorated for the period of time the Company owned the hotels. These expenses are included in the hotel operating expenses mentioned below.

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

Apple Suites, Inc.

The Company also entered into a merger agreement with Apple Suites on October 23, 2002. Effective January 31, 2003, Apple Suites merged with and into Hospitality Acquisition Company, its wholly-owned subsidiary. Apple Suites owned, either directly or through its subsidiaries, a total of 17 upper-end extended-stay hotels throughout the United States, which comprised a total of 1,922 suites, and all of which are operated as part of the Homewood Suites® by Hilton® franchise system. The merger did not change the management positions Mr. Glade M. Knight, the Company’s Chairman, held with the Company prior to the merger nor did the board of directors’ change as a result of the merger.

Pursuant to the merger, each Apple Suites common share, issued and outstanding immediately prior to the effective date of the merger, was converted into the right to receive either: (i) one unit of the Company, consisting of one common share of the Company and one Series A preferred share of the Company; or (ii) if the holder of an Apple Suites common share elected, $10.00 in cash, subject to a limit on the total amount of cash to be paid in the merger. As a result of the merger, holders of Apple Suites common shares received a total of 11.4 million Units and approximately $17.8 million in cash, and the Company assumed Apple Suites’ liabilities and paid certain merger costs. The Company funded the cash portion of the merger consideration with available cash.

Also in connection with this transaction, the Company terminated its advisory contract with ASA and became self-advised. To implement the termination of the advisory agreement, the Company purchased ASA. The Company acquired all of Mr. Glade M. Knight’s stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement. Mr. Knight received a cash payment of $2 million and a non-interest-bearing promissory note, due four years after the merger, in a principal amount of $4.48 million. The Company recognized an expense related to this transaction of $5.5 million through the first quarter of 2003.

In addition, 1,272,000 newly created Series C convertible preferred shares were issued in exchange for outstanding Series B convertible preferred shares. Holders of Series B convertible preferred shares would have otherwise been entitled to receive 1,272,000 Units upon conversion of their Series B convertible preferred shares in connection with the termination of the advisory agreement with ASA and termination of the brokerage service agreement with ASRG. The new Series C convertible preferred shares have a liquidation preference comparable to the Series B convertible preferred shares, in that holders of Series C convertible preferred shares receive no payments in a liquidation for their Series C convertible preferred shares until holders of Units are paid in full for their Series A preferred shares. The Series C convertible preferred shares have the same voting rights and rights to receive dividend distributions as if they had already been converted to common shares. The company recognized expense related to this transaction of $10.2 million through the first quarter of 2003.

Related Party Transactions

Through a wholly-owned subsidiary, the Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length and the results of the Company’s operations could be different if these transactions were conducted with non-related parties.

The Company has an advisory agreement with Apple Hospitality Five Advisors, Inc., whereby the Company receives advisory fee revenue equal to 0.1% to 0.25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for Company personnel performing advisory and real estate acquisition due diligence for Apple Hospitality Five, Inc. The Company received advisory fee revenue in the amount of $169,438 under this agreement during the three months ended March 31, 2004. No advisory fee revenue was received during the three months ended March 31, 2003. AFA is 100% owned by Mr. Knight.

Results of Operations

	Three months ended March 31
(in thousands)	2004	2003	Percent change
Total Sales	$49,480	$43,445	14%
Hotel Direct Expenses	30,766	25,811	19%
General and Administrative	633	523	21%
Interest Expense	6,581	6,129	7%

Revenues

The Company’s principal source of revenue is hotel suite revenue. For the three months ended March 31, 2004 and 2003, the Company had suite revenue and other revenue of $48,116,567 and $1,363,718 and $41,768,938 and $1,675,698, respectively. For the three months ended March 31, 2004 and 2003, the hotels achieved average occupancy of 73% and 74%, ADR of $94 and $92 and REVPAR of $68 and $68, respectively. ADR, or average daily rate, is calculated as room revenue divided by number of rooms sold, and REVPAR, or revenue per available room, is calculated as occupancy multiplied by ADR. The decrease in occupancy for the three months ended March 31, 2004 as compared to the same period in 2003 is related to the Company’s major renovation program at its hotel properties. During this program, suites are taken out of service while renovations are completed. During the first quarter of 2004, approximately 18,246 room nights were out of service. The overall increase in revenues is because the Company owned the 17 Apple Suites, Inc. properties for a full quarter.

For the three months ended March 31, 2004 and 2003, the Company had interest income of $105,393 and $336,500, respectively. Interest income represents earnings on excess cash invested in short term money market instruments.

Expenses

Hotel direct expenses totaled $30,766,239 or 62% of suite revenue and $25,810,647 or 59% of suite revenue for the three months ended March 31, 2004 and 2003, respectively. The overall increase in expenses is because the Company owned the 17 Apple Suites, Inc. properties for a full quarter. The increase as a percent of suite revenue is due primarily to general rate increases for goods and services necessary for the hotels and an increase in services provided to guests.

Taxes, insurance and other expense for the three months ended March 31, 2004 and 2003 was $3,594,260 or 7% of suite revenue and $2,616,102 or 6% of suite revenue, respectively.

General and administrative expenses for the three months ended March 31, 2004 and 2003 were $633,125 or 1.3% of suite revenue and $523,303 or 1.3% of suite revenue, respectively.

Depreciation expense for the three months ended March 31, 2004 and 2003 was $5,924,446 and $3,566,842, respectively. Depreciation expense represents expense of the Company’s 66 hotels and related personal property. The increase in depreciation is due to the Company’s major renovation project in 2003 and 2004 and the acquisition of Apple Suites, Inc. during the first quarter of 2003.

Interest expense was $6,581,408 and $6,129,150 for the three months ended March 31, 2004 and 2003, respectively. Interest expense represents interest on the 8.08%, $53 million promissory note assumed in conjunction with the Crestline acquisition, interest expense on the Res I Partnership acquisition debt in the amount of $83 million at a fixed interest rate of 7.4%, interest expense on the 8.85%, $130 million promissory note assumed in conjunction with the Res II Partnership acquisition, interest expense on the $20 million Redmond acquisition at 8.375% and Apple Suites debt of $76 million at 8.4%. In addition, the Company has amortized approximately $561,600 and $400,000 during the three months ended March 31, 2004 and 2003, respectively, as a fair value premium to its mortgage notes payable. These premiums were recorded at the respective dates of assumptions of these notes to record these notes at their fair value based on market rates of interest for comparable debt. The increase in interest is due to the debt assumed in the acquisition of Apple Suites, Inc. in January 2003. During the three months ended March 31, 2004 and 2003, the Company capitalized interest of $408,974 and $400,000, respectively, related to suites out of service for renovations.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents totaled $3 million at March 31, 2004 and $17 million at December 31, 2003. The Company plans to use this cash to fund debt service and general corporate expenses. The decline in cash and cash equivalents is due to the funding of the Company’s renovation program.

Equity

During 2003, the Company instituted a Unit Redemption Program to provide limited interim liquidity to the Company’s shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-serve basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the Units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the first quarter of 2004, the Company redeemed 199,181 shares in the amount of $1,983,251.

Effective February 20, 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. No dividends were reinvested during the three months ended March 31, 2004 under this plan.

Notes Payable

During April 2004, the Company entered into a short-term credit facility in the amount of $10 million. The credit facility will be used as a bridge to complete a longer term facility of approximately $30 million. The $10 million dollar line of credit expires at the end of July 2004 and will bear interest at LIBOR plus 2.5%.

Capital Requirements and Resources

The Company’s distribution policy is at the discretion of the Board of Directors and depends on several factors. The distribution rate for the three months ended March 31, 2004 and 2003 was at a rate of $0.25 per unit outstanding, respectively, excluding a one time special dividend of approximately $15 million in the first quarter of 2003. In April 2004, the Company paid a dividend of approximately $10.4 million, or $.25 per share, to its shareholders. The Company also redeemed Units in the approximate amount of $2.3 million, representing approximately 232,000 Units of the Company.

The Company has ongoing capital commitments to fund its capital improvements. Through the lessee, the Company is required, under all management agreements with the Manager, to make available to the lessee, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of at least 5% of gross revenues provided that such amount may be used for its capital expenditures with respect to the hotels.

As a result of the Company’s renovation program the Company expects it will fund approximately $20 million in addition to the 5% requirement in 2004. During the three months ended March 31, 2004 and 2003, the Company capitalized approximately $13.6 million and $1.6 million, respectively, in capital improvements to the properties. Of the amount capitalized during the three months ended March 31, 2004, approximately $11.9 million relates to the Company’s major renovation program and approximately $1.7 million relates to the Company’s normal furniture, fixtures and equipment expenditures, and of the amount capitalized during the three months ended March 31, 2003, approximately $500,000 relates to the Company’s major renovation program and approximately $1.1 million relates to the Company’s normal furniture, fixtures and equipment expenditures. To fund its renovation projects the Company has obtained a short-term credit facility and is in the process of completing a long term facility. It is anticipated cash from this credit facility and income from operations will be used to fund the Company’s debt service and capital improvement projects. Distributions to shareholders will depend on income from operations. As the Company’s operating income has declined, there can be no assurance that income from operations will be sufficient to fund distributions at historical rates.

Impact of Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Currently the Company is not experiencing any material impact from inflation.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at its hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company may have to reduce distributions.

The Company believes its liquidity and capital resources are adequate to meet its cash requirements for the foreseeable future.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and subsequently revised FIN 46 in December 2003. Effective January 1, 2004, the Company adopted the provisions of FIN 46. The Company did not identify any variable interest entities (VIEs) of which the Company is the primary beneficiary, thus, the Company was not required to consolidate any VIEs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2004, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

PART II OTHER INFORMATION:

Item 2 Changes in Securities and Use of Proceeds

Dividend Reinvestment Plan

During the first quarter of 2004, the Company instituted a dividend reinvestment plan. The purpose of the plan is to provide the Company’s shareholders with a convenient and inexpensive way to increase their investment in the Company by reinvesting their dividends to purchase additional Units.

Share Redemption Program

The Company has instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $10.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the share redemption program. Redemption of units, when requested, will be made quarterly on a first-come, first-served basis. Funding for the redemption of Units will come from the proceeds the Company receives from the sale of Units under its dividend reinvestment plan. The Company’s board of directors, in its sole discretion, may choose to suspend or terminate the share redemption program or reduce the number of Units purchased under the share redemption program if it determines the funds otherwise available to fund the share redemption program are needed for other purposes. During the first quarter of 2004, the Company redeemed $1,983,251, representing 199,181 Units.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 1 through March 31, 2004	199,181	$9.96	1,068,409	(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

Item 6 Exhibits and Reports on Form 8-K

(a)Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger among Apple Hospitality Two, Inc., Hospitality Acquisition Company and Apple Suites, Inc. dated October 24, 2002. (Incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 25, 2002; SEC File No. 333-53984).

3.1	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to Amendment No.1 to Registration Statement on Form S-4 filed on December 19,2002 filed by Apple Hospitality Two, Inc.; SEC File No. 333-101194).

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated herein by reference to Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form S-11 filed May 22, 2002.; SEC File No. 333-84098).

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH)

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE HOSPITALITY TWO, INC.

By:	/s/ GLADE M. KNIGHT	Date: May 6, 2004
Glade M. Knight,
Chairman of the Board, Chief Executive Officer, and President

By:	/s/ Bryan Peery	Date: May 6, 2004
Bryan Peery
Chief Accounting Officer