Form 10-Q
period 2004-06-30
APPLE HOSPITALITY TWO INC
filed 2004-08-04
CIK 1132747

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-49748

APPLE HOSPITALITY TWO, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-2010305
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 SOUTH THIRD STREET RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

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

Yes ☒    No ☐

At August 3, 2004, there were 40,473,298 outstanding shares of common stock, no par value, of the registrant.

APPLE HOSPITALITY TWO, INC.

FORM 10-Q

Apple Hospitality Two, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2004	December 31, 2003
ASSETS
Investment in hotels, net of accumulated depreciation of $39,748 and $27,705, respectively	$644,260	$638,658
Cash and cash equivalents	618	17,296
Restricted Cash - Furniture, fixtures & equipment and other escrows	37,051	33,738
Deferred financing costs, net	1,003	1,068
Other assets	868	1,353

TOTAL ASSETS	$683,800	$692,113

LIABILITIES
Notes payable-secured	$368,231	$362,763
Note payable-related party	3,749	3,595
Accounts payable & accrued expenses	4,979	3,648
Accounts payable-prior limited partners	8,765	8,815
Due to third party manager, net	2,852	2,377
Interest payable	1,281	1,280
Deferred incentive management fees payable	715	715

TOTAL LIABILITIES	390,572	383,193
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 15,000,000 authorized, none issued and outstanding	—	—
Series A Preferred stock, no par value, authorized 200,000,000 shares; 40,447,022 and 40,644,638 shares outstanding, respectively	—	—
Series B preferred convertible stock, no par value, authorized 240,000 shares; issued and outstanding — and — shares, respectively	—	—
Series C preferred convertible stock, no par value, authorized 1,272,000; issued and outstanding 1,272,000 and 1,272,000 shares, respectively	10,176	10,176
Common stock, no par value, authorized 200,000,000 shares; outstanding 40,447,022 shares, and 40,644,638 shares, respectively	347,414	349,406
Distributions greater than net income	(64,362)	(50,662)

TOTAL SHAREHOLDERS' EQUITY	293,228	308,920

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$683,800	$692,113

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended June 30, 2004	Three months ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003
REVENUES
Suite revenue	$53,264	$49,459	$101,380	$91,228
Other revenue	1,370	740	2,734	2,416

Total revenues	54,634	50,199	104,114	93,644
EXPENSES
Hotel operating expense	13,854	12,558	26,926	23,064
Hotel administrative expense	4,865	4,798	9,463	8,896
Sales and marketing	3,919	3,749	7,521	6,736
Utilities	2,432	2,270	5,084	4,572
Repair and maintenance	2,962	2,920	5,771	5,247
Franchise fees	2,017	1,997	3,871	3,685
Management fees	1,413	1,162	2,721	2,358
Chain services	854	878	1,725	1,584
Taxes, insurance and other	3,816	3,349	7,410	5,965
Merger expense-related party	—	—	—	15,914
General and administrative	358	357	991	880
Depreciation of real-estate owned	6,118	4,580	12,043	8,147

Total expenses	42,608	38,618	83,526	87,048

Operating income	12,026	11,581	20,588	6,596
Interest income	47	315	152	651
Interest expense	(6,951)	(6,413)	(13,532)	(12,543)

Net income (loss)	$5,122	$5,483	$7,208	$(5,296)

Basic and diluted income (loss) per common share	$0.12	$0.13	$0.17	$(0.13)

Weighted average shares outstanding	41,719	42,306	41,729	40,281
Distributions paid per common share	$0.25	$0.25	$0.50	$1.00

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30, 2004	Six months ended June 30, 2003
Cash flow from operating activities:
Net income (loss)	$7,208	$(5,296)
Adjustments to reconcile to cash (used) provided by operating activities:
Depreciation	12,043	8,147
Non-cash portion of merger related expense	—	13,576
Net amortization of fair value adjustment to mortgage notes payable	(1,123)	(1,334)
Amortization of deferred financing costs	65	63
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due to third party manager	475	1,232
Debt service and other escrows	755	(3,269)
Other assets	37	(1,108)
Account payable-affiliate	154	(168)
Accrued interest	—	863
Accrued expenses	1,332	769

Net cash provided by operating activities	20,946	13,475
Cash flow from investing activities:
Decrease (increase) in cash restricted for capital improvements	(4,118)	2,057
Net cash paid for hotel acquisitions	—	(12,550)
Net cash paid for acquisition of Apple Suites, Inc. and Apple Suites Advisors	—	(17,968)
Capital improvements	(17,645)	(20,771)
Deposits on capital improvement projects	448	—

Net cash used in investing activities	(21,315)	(49,232)
Cash flow from financing activities
Cash paid for offering costs	(30)	(61)
Proceeds from issuance of common stock	2,322	—
Redemption of common stock	(4,284)	—
Proceeds from secured line of credit	10,000	—
Repayment of unsecured line of credit	—	(3,000)
Capital lease obligations-principal amounts	—	(391)
Repayment of secured notes payable	(3,409)	(3,984)
Cash distributions paid to shareholders	(20,908)	(32,947)

Net cash used in financing activities	(16,309)	(40,383)
Decrease in cash and cash equivalents	(16,678)	(76,140)
Cash and cash equivalents, beginning of period	17,296	125,522

Cash and cash equivalents, end of period	$618	$49,382

Supplemental information:
Interest paid, net of amounts capitalized	$13,532	$14,871
Non-cash transactions:
Other assets assumed in acquisitions	$—	$1,153
Escrows assumed in acquisitions	$—	$1,130
Assumption of mortgage notes payable	$—	$103,284
Issuance of common stock	$—	$83,107
Conversion of B shares	$—	$24
Liabilities assumed in acquisition	$—	$5,042

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

Organization

Apple Hospitality Two, Inc. (the “Company”), a Virginia corporation, was formed on January 17, 2001, and its first investor closing was on May 1, 2001. The Company merged with Apple Suites, Inc. on January 31, 2003 and balances are reflected accordingly. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

Comprehensive Income

The Company recorded no comprehensive income for the three months and six months ended June 30, 2004 or 2003.

Stock Incentive Plans

As the exercise price of the Company’s stock options equals the market price of the underlying stock, the Company has not recognized any stock compensation expenses associated with its stock options during the three months and six months ended June 30, 2004 and 2003.

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. Series C convertible preferred convertible stock is included in basic and diluted earnings per common share as it is considered a common stock equivalent.

Income Taxes

The Company is operated as, and will annually elect to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The Lessees, as taxable REIT subsidiaries of the Company, are subject to federal and state income taxes. No federal income tax expense has been recorded in the Consolidated Statements of Operations as the Lessees had operating losses. No tax benefit has been recorded as realization of these benefits is uncertain.

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

Pursuant to the merger, each Apple Suites common share, issued and outstanding immediately prior to the effective date of the merger, was converted into the right to receive either: (i) one unit of the Company, consisting of one common share of the Company and one Series A preferred share of the Company; or (ii) if the holder of an Apple Suites common share elected, $10.00 in cash, subject to a limit on the total amount of cash to be paid in the merger. As a result of the merger, holders of Apple Suites common shares received a total of 11.4 million Units (valued at $8 per share for accounting purposes) and approximately $17.8 million in cash, and the Company assumed Apple Suites’ liabilities and paid certain merger costs. The Company funded the cash portion of the merger consideration with available cash. Apple Suites’ assets and liabilities were recorded at fair value and no goodwill or intangible assets were recorded.

Also in connection with this transaction, the Company terminated its advisory contract with ASA and became self-advised. To implement the termination of the advisory agreement, the Company purchased ASA. The Company acquired all of Mr. Glade M. Knight’s stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement. Mr. Knight received a cash payment of $2.0 million and a non-interest-bearing promissory note, due four years after the merger, in a principal amount of $4.48 million. The Company recognized an expense related to this transaction of $5.5 million in the first quarter of 2003.

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

Renovation Program

During 2003, the Company began a major renovation program at its hotel properties. During this program, suites are taken out of service while renovations are completed. During the time units are out of service, the Company capitalizes interest, taxes and insurance costs related to these units. During the six months ended June 30, 2004 and 2003, the Company capitalized approximately $579,998 and $948,814, respectively, in costs associated with rooms out of service.

Note 3

Shareholders’ Equity

In July 2004, the Company paid out $8.3 million, or $0.20 per share, as a distribution to its common shareholders.

During 2003, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-served basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the Units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended 2004, the Company redeemed 429,778 Units in the amount of $4,284,445.

Effective February 20, 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. The Company has registered 2.4 million shares for potential issuance under the Program. As of June 30, 2004, 232,162 Units have been reinvested representing $2,321,621 in proceeds to the Company.

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

The Company acquired its Residence Inn hotels in separate transactions, (Res I – purchased February 2002, Res II – purchased in August 2002, Res III – purchased September 2001, and Redmond purchased January 2003). In the Res I and Res II purchases, the Company assumed the amended and restated management agreements in effect with the Manager by the prior owner and assumed deferred incentive management fees totaling $6.7 million and $7.0 million, respectively, at the date of the respective acquisitions. Additionally, the Company assumed the cost basis of $187.0 million and $243.0 million for Res I and Res II, respectively, and the holding period of the prior owner for purposes of calculating the priority returns upon sale of the properties. The Company paid approximately $133.0 million and $160.0 million for Res I and Res II, respectively.

The following table summarizes deferred incentive management fees (“DIMF”) under these management agreements (dollars in millions).

	DIMF Assumed	IMF Accumulated Post - Acquisition	Total IMF	Post-acquisition IMF Paid	Total DIMF	Amount accrued in Consolidated Balance Sheet
Res I	$6.7	$5.2	$11.9	$0.0	$11.9	$0.0
Res II	7.0	2.8	9.8	0.0	9.8	0.0
Res III	0.0	1.2	1.2	0.5	0.7	0.7
Redmond	0.0	0.7	0.7	0.7	0.0	0.0
Total	$13.7	$9.9	$23.6	$1.2	$22.4	$0.7

No amounts of DIMF were recorded upon the acquisition of Res I and Res II as the fair value of these amounts were not readily determinable and payment was not considered probable.

Note 5

Related Parties

Through a wholly-owned subsidiary, the Company is under an advisory agreement with Apple Hospitality Five Advisors, Inc. (AFA) whereby the Company receives advisory fee revenue equal to .1% to .25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for providing day to day advisory and real estate due diligence services for Apple Hospitality Five, Inc. For the six months ended June 30, 2004 and 2003, the Company received advisory fee revenue in the amount of approximately $356,000 and $80,000, respectively, under this agreement. AFA is 100% owned by Mr. Knight.

The Company also provides support services to Apple Six Advisors, Inc. (ASA). ASA provides day to day advisory and real estate due diligence services to Apple Six REIT, Inc. ASA is 100% owned by Mr. Knight. ASA has agreed to reimburse the Company for its costs in providing these services. For the six months ended June 30, 2004, the Company has received reimbursement of its costs totaling $133,000.

Mr. Knight also serves as the Chairman and Chief Executive Officer of Cornerstone Realty Income Trust, Inc., an apartment REIT, Apple Hospitality Five, Inc., a hospitality REIT, and Apple REIT Six Inc., a diversified REIT.

Note 6

Notes Payable

In July 2004, the Company entered into a $16.0 million dollar secured line of credit, which replaced its existing $10.0 million dollar line of credit entered into in April 2004. The line bears interest at LIBOR plus 2.5% and matures in April 2005. The Company had borrowed $10 million under the line as of June 30, 2004 and borrowed the remainder in July 2004.

Note 7

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

Note 8

Subsequent Events

In July 2004, the Company paid approximately $8.3 million, or $.20 per share, in a distribution to its common shareholders of record on June 30, 2004.

In July 2004, the Company redeemed Units under its share redemption program in the approximate amount of $1.9 million, representing approximately 190,000 Units of the Company.

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

General

Overview

The Company is a real estate investment trust (“REIT”) that owns upscale, extended-stay hotels. The Company was formed on January 17, 2001, with the first investor closing commencing on May 1, 2001. The Company owns 66 hotels in selected markets throughout the United States. The performance of the Company’s hotels can be influenced by many factors, including local hotel competition, local and national economic conditions and the performance of the individual managers assigned to its hotels. In evaluating financial condition and operating performance, the Company focuses on revenue measurements such as occupancy, average daily rate and revenue per available room and expenses such as hotel operating expenses, general and administrative expenses and other expenses described below.

During the first quarter of 2004, the Company continued to experience the effects of economic weakness in some of its markets and the effects of closing rooms to complete its major renovation project for many of its hotels. As a result, the Company’s financial results were lower than the same period in 2003. During the second quarter of 2004, the Company began to see improved economic conditions in some of its markets and it substantially completed its major renovation program. As a result, the Company’s second quarter results exceeded the same period in 2003. Since there can be no assurance that economic conditions will continue to improve, there can be no assurance that operating results will improve in 2004. However, due to the positive impact of the completed renovations and positive economic indicators, the Company does believe there will be improvement in its results in the remainder of 2004.

Hotels Owned

The Company owns 66 hotels, with a total of 7,869 suites. Of its 66 hotels, the Company owns 49 Residence Inn® by Marriott® properties consisting of 5,947 suites, and 17 Homewood Suites® by Hilton® consisting of 1,922 suites.

The following table summarizes the locations, brands, acquisition dates and number of suites of the hotels owned on June 30, 2004:

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

				7,869

Apple Suites, Inc.

The Company entered into a merger agreement with Apple Suites on October 23, 2002. Effective January 31, 2003, Apple Suites merged with and into Hospitality Acquisition Company, the Company’s wholly-owned subsidiary. Apple Suites owned, either directly or through its subsidiaries, a total of 17 upper-end extended-stay hotels throughout the United States, which comprised a total of 1,922 suites, and all of which are operated as part of the Homewood Suites® by Hilton® franchise system. The merger did not change the management positions Mr. Glade M. Knight, the Company’s Chairman, held with the Company prior to the merger nor did the board of directors’ change as a result of the merger.

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

Also in connection with this transaction, the Company terminated its advisory contract with ASA and became self-advised. To implement the termination of the advisory agreement, the Company purchased ASA. The Company acquired all of Mr. Glade M. Knight’s stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement. Mr. Knight received a cash payment of $2.0 million and a non-interest-bearing promissory note, due four years after the merger, in a principal amount of $4.48 million. The Company recognized an expense related to this transaction of $5.5 million through the first quarter of 2003.

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

The Company, through a wholly owned subsidiary, has an advisory agreement with Apple Hospitality Five Advisors, Inc., whereby the Company receives advisory fee revenue equal to 0.1% to 0.25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for Company personnel performing advisory and real estate acquisition due diligence for Apple Hospitality Five, Inc. For six months ended June 30, 2004 and 2003, the Company received advisory fee revenue in the amount of $356,000 and $80,000, respectively, under this agreement. No advisory fee revenue was received during the three months and six months ended June 30, 2003. AFA is 100% owned by Mr. Knight.

The Company also provides support services to Apple Six Advisors, Inc. (ASA). ASA provides day to day advisory and real estate due diligence services to Apple Six REIT, Inc. ASA is 100% owned by Mr. Knight. ASA has agreed to reimburse the Company for its costs in providing these services. For the six months ended June 30, 2004, the Company has received reimbursement of its costs totaling $133,000.

Results of Operations

	Three months ended June 30			Six months ended June 30
(in thousands)	2004	2003	Percent change	2004	2003	Percent change
Total Revenues	$54,634	$50,199	9%	$104,114	$93,644	11%
Hotel Direct Expenses	32,316	30,332	7%	63,082	56,142	12%
General and Administrative	358	357	0%	991	880	13%
Interest Expense	6,951	6,413	8%	13,532	12,543	8%

Revenues

The Company’s principal source of revenue is hotel suite revenue. For the three months ended June 30, 2004 and 2003, the Company had suite revenue and other revenue of approximately $53.3 million and $49.5 million and $1.4 million and $740,000, respectively. For the six months ended June 30, 2004 and 2003, the Company had suite revenue and other revenue of approximately $101.4 million and $91.2 million and $2.7 million and $2.4 million, respectively. For the three months ended June 30, 2004 and 2003, the hotels achieved average occupancy of 78% and 75%, ADR of $95 and $90 and REVPAR of $74 and $67, respectively. For the six months ended June 30, 2004 and 2003, the hotels achieved average occupancy of 76% and 74%, ADR of $94 and $91 and REVPAR of $71 and $67, respectively. ADR, or average daily rate, is calculated as room revenue divided by number of rooms sold, and REVPAR, or revenue per available room, is calculated as occupancy multiplied by ADR.

The increase in REVPAR for the three and six month periods ended June 30, 2004, is due primarily to the completion of the Company’s major renovation program and improved economic conditions. During the renovation program, suites were taken out of service. This program was substantially completed during the second quarter of 2004.

Expenses

Hotel direct expenses totaled $32.3 million or 61% of suite revenue and $30.3 million or 61% of suite revenue, respectively, for the three months ended June 30, 2004 and 2003. Hotel direct expenses totaled approximately $63.1 million or 62% of suite revenue and $56.1 million or 62% of suite revenue, for the six months ended June 30, 2004 and 2003, respectively.

Taxes, insurance and other expense for the three months ended June 30, 2004 and 2003 was approximately $3.8 million or 7% of suite revenue and $3.3 million or 7% of suite revenue, respectively. For the six months ended June 30, 2004 and 2003, taxes, insurance and other expense was approximately $7.4 million or 7% of suite revenue and $6.0 million or 7% of suite revenue, respectively.

General and administrative expenses for the three months ended June 30, 2004 and 2003 were approximately $358,000 or 1% of suite revenue and $357,000 or 1% of suite revenue, respectively. For the six months ended June 30, 2004 and 2003, general and administrative expense was approximately $991,000 or 1% of suite revenue and $880,000 or 1% of suite revenue, respectively.

Depreciation expense for the three months ended June 30, 2004 and 2003 was approximately $6.1 million and $4.6 million, respectively. For the six months ended June 30, 2004 and 2003, depreciation expense was approximately $12.0 million and $8.1 million, respectively. Depreciation expense represents expense of the Company’s 66 hotels and related personal property. The increase in depreciation is due to the Company’s major renovation project in 2003 and 2004 and the acquisition of Apple Suites, Inc. during the first quarter of 2003.

Interest expense was $7.0 million and $6.4 million for the three months ended June 30, 2004 and 2003, respectively and $13.5 million and $12.5 million, respectively, for the six months ended June 30, 2004 and 2003. Interest expense represents interest on the 8.08%, $53.0 million promissory note assumed in conjunction with the Crestline acquisition, interest expense on the Res I Partnership acquisition debt in the amount of $83.0 million at a fixed interest rate of 7.4%, interest expense on the 8.85%, $130.0 million promissory note assumed in conjunction with the Res II Partnership acquisition, interest expense on the $20.0 million Redmond acquisition at 8.375%, Apple Suites debt of $76.0 million at 8.4%, and the $10 million line of credit entered into during April 2004, bearing interest at LIBOR plus 2.5%. In addition, the Company has amortized approximately $1.1 million and $1.2 during the six months ended June 30, 2004 and 2003, respectively, as a fair value premium to its mortgage notes payable. These premiums were recorded at the respective dates of assumptions of these notes to record these notes at their fair value based on market rates of interest for comparable debt. The increase in interest is due to the debt assumed in the acquisition of Apple Suites, Inc. in January 2003, and the reduction in interest capitalized associated with rooms out of service due to the Company’s renovation program. The Company substantially completed its renovation program in the second quarter of 2004. During the three months ended June 30, 2004 and 2003, the Company capitalized interest of approximately $88,000 and $436,000, respectively. For the six months ended June 30, 2004 and 2003, the Company capitalized interest of $496,000 and $836,000, respectively. Capitalized interest related to suites out of service for renovations.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents totaled approximately $618,000 at June 30, 2004 and $17.0 million at December 31, 2003. The Company plans to use this cash to fund debt service and general corporate expenses. The decline in cash and cash equivalents is due to the funding of the Company’s renovation program.

Equity

During 2003, the Company instituted a Unit Redemption Program to provide limited interim liquidity to the Company’s shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-serve basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the Units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2004, the Company redeemed 429,778 shares in the amount of approximately $4.3 million.

Effective February 20, 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. During the six months ended June 30, 2004, approximately 232,000 Units were reinvested representing proceeds to the Company of approximately $2.3 million, under this plan.

Notes Payable

In July 2004, the Company entered into a $16.0 million dollar secured line of credit, which replaced its existing $10.0 million dollar line of credit entered into in April 2004. The line bears interest at LIBOR plus 2.5% and matures in April 2005. The Company had borrowed $10 million under the line as of June 30, 2004 and borrowed the remainder in July 2004.

Capital Requirements and Resources

The Company’s distribution policy is at the discretion of the Board of Directors and depends on several factors. The distribution rate for the three months and six months ended June 30, 2004 and 2003 was at a rate of $0.25 per unit outstanding, respectively, excluding a one time special dividend of approximately $15.0 million in the first quarter of 2003. In July 2004, the Company declared and paid a dividend of approximately $8.3 million, or $.20 per share, to its shareholders. The reduction in the dividend rate was a result of the Company’s investment in its renovation program.

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

As a result of the Company’s renovation program the Company expects it will fund approximately $20.0 million in addition to the 5% requirement in 2004. During the six months ended June 30, 2004 and 2003, the Company capitalized approximately $17.6 million and $20.8 million, respectively, in capital improvements to the properties. Of the amount capitalized during the six months ended June 30, 2004, approximately $14 million relates to the Company’s major renovation program and approximately $3.6 million relates to the Company’s normal furniture, fixtures and equipment expenditures. To fund its renovation projects the Company has obtained a short-term credit facility and is in the process of completing a long term facility. It is anticipated cash from this credit facility and income from operations will be used to fund the Company’s debt service and capital improvement projects. Distributions to shareholders will depend on income from operations. As a result there can be no assurance that income from operations will be sufficient to fund distributions at historic levels.

The Company believes its liquidity and capital resources are adequate to meet its cash requirements for the foreseeable future. Although there can be no assurance, the Company believes its investment in renovations and improved economic conditions will allow the Company’s cash from operations to meet its planned distributions.

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

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2004, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

Dividend Reinvestment Plan

During the first quarter of 2004, the Company instituted a dividend reinvestment plan. The purpose of the plan is to provide the Company’s shareholders with a convenient and inexpensive way to increase their investment in the Company by reinvesting their dividends to purchase additional Units.

Share Redemption Program

The Company has instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $10.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the share redemption program. Redemption of units, when requested, will be made quarterly on a first-come, first-served basis. Prior to the implementation of the Dividend Reinvestment Plan in the first quarter of 2004, the redemptions were funded as part of the Company’s Additional Share Option Plan. Funding for the redemption of Units will come from the proceeds the Company receives from the sale of Units under its dividend reinvestment plan. The Company’s board of directors, in its sole discretion, may choose to suspend or terminate the share redemption program or reduce the number of Units purchased under the share redemption program if it determines the funds otherwise available to fund the share redemption program are needed for other purposes. During the six months ended June 30, 2004, the Company redeemed approximately $4.3 million, representing approximately 430,000 Units.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 1 through June 30, 2004	429,778	$9.97	1,299,006	(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 20, 2004, the Company held an Annual Meeting of Shareholders for the purpose of electing one director to the Company’s Board of Directors. The nominee to the Company’s Board of Directors was Glade M. Knight. Mr. Knight was a current director of the Company. Mr. Knight was nominated for an additional three-year term on the Board of Directors. The election of director was uncontested, and Mr. Knight was elected.

The total number of votes represented at the Annual Meeting of Shareholders was 41,202,783. The voting results were as follows:

Glade M. Knight	Votes For: 40,708,091

Votes Withheld: 494,692

The names of the other directors whose terms of office as directors continued after the Annual Meeting of Shareholders are Lisa B. Kern, Bruce H. Matson, Michael S. Waters and Robert M. Wiley.

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

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months and six months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE HOSPITALITY TWO, INC.

By:	/s/ GLADE M. KNIGHT	Date: August 4, 2004
Glade M. Knight
Chairman of the Board, Chief Executive Officer, and President

By:	/s/ Bryan Peery	Date: August 4, 2004
Bryan Peery
Chief Accounting Officer