Form 10-Q
period 2004-09-30
APPLE HOSPITALITY TWO INC
filed 2004-11-04
CIK 1132747

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 000-49748

APPLE HOSPITALITY TWO, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-2010305
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

814 EAST MAIN STREET RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121

(Registrant’s telephone number, including area code)

FORMER ADDRESS: 10 SOUTH THIRD STREET, RICHMOND, VA 23219

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

At October 31, 2004, there were 40,442,616 outstanding shares of common stock, no par value, of the registrant.

APPLE HOSPITALITY TWO, INC.

FORM 10-Q

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets - September 30, 2004 and December 31, 2003	3

	Consolidated Statements of Operations - Three months and nine months ended September 30, 2004 and Three months and nine months ended September 30, 2003	4

	Consolidated Statements of Cash Flows - Nine months ended September 30, 2004 and Nine months ended September 30, 2003	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION:

Item 1.	Legal Proceedings (not applicable)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults upon Senior Securities (not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits	20

Signatures		21

Certifications		22

Apple Hospitality Two, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2004	December 31, 2003
ASSETS
Investment in hotels, net of accumulated depreciation of $45,967 and $27,705, respectively	$641,588	$638,658
Cash and cash equivalents	13,678	17,296
Restricted Cash - Furniture, fixtures & equipment and other escrows	23,618	33,738
Other assets	4,824	2,421

TOTAL ASSETS	$683,708	$692,113

LIABILITIES
Notes payable-secured	$371,962	$362,763
Note payable-related party	3,801	3,595
Accounts payable & accrued expenses	5,348	3,648
Accounts payable-prior limited partners	8,636	8,815
Due to third party manager, net	—	2,377
Interest payable	1,372	1,280
Deferred incentive management fees payable	715	715

TOTAL LIABILITIES	391,834	383,193

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 15,000,000 authorized, none issued and outstanding	—	—
Series A Preferred stock, no par value, authorized 200,000,000 shares; 40,473,298 and 40,644,638 shares outstanding, respectively	—	—
Series B preferred convertible stock, no par value, authorized 240,000 shares; issued and outstanding – and – shares, respectively	—	—
Series C preferred convertible stock, no par value, authorized 1,272,000; issued and outstanding 1,272,000 and 1,272,000 shares, respectively	10,176	10,176
Common stock, no par value, authorized 200,000,000 shares; outstanding 40,473,298 shares, and 40,644,638 shares, respectively	347,654	349,406
Distributions greater than net income	(65,956)	(50,662)

TOTAL SHAREHOLDERS’ EQUITY	291,874	308,920

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$683,708	$692,113

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003
REVENUES
Suite revenue	$57,443	$51,258	$158,823	$142,486
Other revenue	1,332	1,484	4,066	3,900

Total revenues	58,775	52,742	162,889	146,386

EXPENSES
Hotel operating expense	14,820	13,301	41,746	36,365
Hotel administrative expense	5,111	4,696	14,574	13,592
Sales and marketing	3,884	3,700	11,405	10,437
Utilities	2,755	2,791	7,839	7,363
Repair and maintenance	2,994	3,011	8,765	8,257
Franchise fees	2,142	1,822	6,013	5,507
Management fees	1,434	1,797	4,155	4,155
Chain services	784	824	2,509	2,408
Taxes, insurance and other	4,208	3,412	11,618	9,377
Merger expense-related party	—	—	—	15,914
General and administrative	565	589	1,556	1,469
Depreciation of real-estate owned	6,219	5,469	18,262	13,616

Total expenses	44,916	41,412	128,442	128,460

Operating income	13,859	11,330	34,447	17,926

Interest income	68	122	220	773
Interest expense	(7,176)	(6,376)	(20,708)	(18,918)

Net income (loss)	$6,751	$5,076	$13,959	$(219)

Basic and diluted income (loss) per common share	$0.16	$0.12	$0.33	$(0.01)

Weighted average shares outstanding	41,740	42,404	41,731	41,256

Distributions paid per common share	$0.20	$0.25	$0.70	$1.247

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Cash flow from operating activities:
Net income (loss)	$13,959	$(219)
Adjustments to reconcile to cash provided by operating activities:
Depreciation	18,262	13,616
Non-cash portion of merger related expense	—	13,576
Net amortization of fair value adjustment to mortgage notes payable	(1,685)	(2,386)
Amortization of deferred financing costs	91	93
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due to third party manager	(3,038)	3,902
Debt service and other escrows	7,924	(312)
Other assets	587	2,851
Account payable-affiliate	206	(54)
Interest payable	92	863
Accrued expenses	1,521	571

Net cash provided by operating activities	37,919	32,501

Cash flow from investing activities:
Decrease in cash restricted for capital improvements	2,196	7,352
Net cash paid for hotel acquisitions	—	(12,550)
Net cash paid for acquisition of Apple Suites, Inc. and Apple Suites Advisors	—	(17,968)
Capital improvements	(21,192)	(37,497)
Deposits on capital improvement projects	80	—

Net cash used in investing activities	(18,916)	(60,663)

Cash flow from financing activities
Proceeds from issuance of common stock	4,428	—
Redemption of common stock	(6,180)	(3,973)
Proceeds from secured line of credit	16,000	—
Repayment of unsecured line of credit	—	(3,000)
Refinancing deposit	(2,500)
Capital lease obligations-principal amounts	—	(579)
Repayment of secured notes payable	(5,116)	(5,366)
Cash distributions paid to shareholders	(29,253)	(43,644)

Net cash used in financing activities	(22,621)	(56,562)
Decrease in cash and cash equivalents	(3,618)	(84,724)
Cash and cash equivalents, beginning of period	17,296	125,522

Cash and cash equivalents, end of period	$13,678	$40,798

Supplemental information:
Interest paid, net of amounts capitalized	$22,212	$14,871
Non-cash transactions:
Other assets assumed in acquisitions	$—	$1,153
Escrows assumed in acquisitions	$—	$1,130
Assumption of mortgage notes payable	$—	$103,284
Issuance of common stock	$—	$83,107
Conversion of B shares	$—	$24
Issuance of Series C shares	$—	$10,176
Payments of restricted cash to prior limited partners	$—	$1,534
Liabilities assumed in acquisition	$—	$5,042

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s December 31, 2003 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Comprehensive Income

The Company recorded no comprehensive income for the three months and nine months ended September 30, 2004 or 2003.

Stock Incentive Plans

As the exercise price of the Company’s stock options equals the market price of the underlying stock, the Company has not recognized any stock compensation expenses associated with its stock options during the three months and nine months ended September 30, 2004 and 2003.

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

Summary of Significant Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and subsequently revised FIN 46 in December 2003. Effective January 1, 2004, the Company adopted the provisions of FIN 46. The Company did not identify any variable interest entities (VIEs).

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

Also in connection with this transaction, the Company terminated its advisory contract with Apple Suites Advisors (“ASA”) and became self-advised. To implement the termination of the advisory agreement, the Company purchased ASA. The Company acquired all of Mr. Glade M. Knight’s stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement. Mr. Knight received a cash payment of $2.0 million and a non-interest-bearing promissory note, due four years after the merger, in a principal amount of $4.48 million. The Company recognized an expense related to this transaction of $5.5 million in the first quarter of 2003.

In addition, 1,272,000 newly created Series C convertible preferred shares were issued in exchange for outstanding Series B convertible preferred shares. Holders of Series B convertible preferred shares would have otherwise been entitled to receive 1,272,000 Units upon conversion of their Series B convertible preferred shares in connection with the termination of the advisory agreement with ASA and termination of the brokerage service agreement with Apple Suites Realty Group. The new Series C convertible preferred shares have a liquidation preference comparable to the Series B convertible preferred shares, in that holders of Series C convertible preferred shares receive no payments in a liquidation for their Series C convertible preferred shares until holders of Units are paid in full for their Series A preferred shares. The Series C convertible preferred shares have the same voting rights and rights to receive dividend distributions as if they had already been converted to common shares. The company recognized expense related to this transaction of $10.2 million in the first quarter of 2003.

Renovation Program

During 2003, the Company began a major renovation program at its hotel properties. During this program, suites were taken out of service while renovations were completed. During the time units were out of service, the Company capitalized interest, taxes and insurance costs related to these units. The program was completed at the beginning of the third quarter of 2004; as a result, no costs were capitalized during the three months ended September 30, 2004. During the nine months ended September 30, 2004 and 2003, the Company capitalized approximately $600,000 and $2.1 million, respectively, in costs associated with rooms out of service.

Note 3

Shareholders’ Equity

During 2003, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-served basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the Units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the nine months ended September 30, 2004, the Company redeemed 619,939 Units in the amount of $6,180,097.

Effective February 20, 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. The Company has registered 2.4 million shares for potential issuance under the Program. As of September 30, 2004, 448,599 Units have been issued under the dividend reinvestment plan, representing $4,485,985 in proceeds to the Company.

Note 4

Management Agreements

Residence Inn Hotels

The Company’s Residence Inn hotels are subject to management agreements under which Residence Inn® by Marriott®, Inc. (the “Manager”) manages the hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of the Manager of up to an additional 50 years. The agreements generally provide for payment of base management fees, which are calculated annually and are a percentage of sales, and incentive management fees over a priority return (as defined in the management agreements). Incentive management fees (IMF) are currently payable only if and to the extent there is sufficient cash flow from the hotels after consideration of qualifying debt service and after consideration to a priority return on investment, including property improvements. Amounts not currently payable are deferred and are payable in future years only if and to the extent there is sufficient cash flow from future operations or upon sale or refinancing of the hotels after consideration to a priority return to the Company (as defined in the management agreements), which is generally 12%. In the event of early termination of the management agreements, the Manager will receive additional fees based on the unexpired term and expected future base and incentive management fees. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.

Incentive fees are payable on a portfolio by portfolio basis for Residence Inn properties. The Company has three portfolios of multiple hotels with separate management agreements which are subject to this calculation. The Company records incentive management fee exposure when it is considered probable that these fees will be paid. The Company has recorded approximately $715,000 of deferred incentive management fees on the Res III portfolio. The Company has not recorded any deferred incentive management fees for the Res I and Res II portfolios. The Redmond hotel’s management agreement does not include deferred incentive management fees; however, incentive fees are payable each year based on income in excess of a defined owner’s priority. Through September 30, 2004 and 2003, the Company has incurred and paid approximately $240,000 and $342,000, respectively, for incentive fees related to the Redmond property.

The Company acquired its Residence Inn hotels in separate transactions; (Res I – purchased February 2002, Res II – purchased in August 2002, Res III – purchased September 2001; and Redmond purchased January 2003. In the Res I and Res II purchases, the Company assumed the amended and restated management agreements in effect with the Manager by the prior owner and assumed deferred incentive management fees totaling $6.7 million and $7.0 million, respectively, at the date of the respective acquisitions. Additionally, the Company assumed the cost basis of $187.0 million and $243.0 million for Res I and Res II, respectively, and the holding period of the prior owner for purposes of calculating the priority returns upon sale of the properties. The Company paid approximately $133.0 million and $160.0 million for Res I and Res II, respectively.

The following table summarizes deferred incentive management fees (“DIMF”) under these management agreements (dollars in millions).

	DIMF Assumed	IMF Accumulated Post- Acquisition	Total IMF	Post-acquisition IMF Paid	Total DIMF	Amount accrued in Consolidated Balance Sheet
Res I	$6.7	$6.3	$13.0	$0.0	$13.0	$0.0
Res II	7.0	3.8	10.8	0.0	10.8	0.0
Res III	0.0	1.3	1.3	0.5	0.8	0.7
Redmond	0.0	0.7	0.7	0.7	0.0	0.0

Total	$13.7	$12.1	$25.8	$1.2	$24.6	$0.7

No amounts of DIMF were recorded upon the acquisition of Res I and Res II as the fair value of these amounts were not readily determinable and payment was not considered probable.

Note 5

Related Parties

Through a wholly-owned subsidiary, the Company has an advisory agreement with Apple Hospitality Five Advisors, Inc. (AFA) whereby the Company receives advisory fee revenue equal to .1% to .25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for providing day to day advisory and real estate due diligence services for Apple Hospitality Five, Inc. For the nine months ended September 30, 2004 and 2003, the Company received advisory fee revenue in the amount of approximately $543,000 and $170,000, respectively, under this agreement. AFA is 100% owned by Mr. Knight.

The Company also provides support services to Apple Six Advisors, Inc. (A6A). A6A provides day to day advisory and real estate due diligence services to Apple REIT Six, Inc. A6A is 100% owned by Mr. Knight. A6A has agreed to reimburse the Company for its costs in providing these services. For the nine months ended September 30, 2004, the Company has received reimbursement of its costs totaling $200,000.

Mr. Knight also serves as the Chairman and Chief Executive Officer of Cornerstone Realty Income Trust, Inc., an apartment REIT, Apple Hospitality Five, Inc., a hospitality REIT, and Apple REIT Six Inc., a diversified REIT.

Note 6

Notes Payable

In July 2004, the Company entered into a $16.0 million dollar secured line of credit, which replaced its existing $10.0 million dollar line of credit entered into in April 2004. The line bears interest at LIBOR plus 2.5% and matures in April 2005. The Company had borrowed $16.0 million under the line as of September 30, 2004.

Note 7

Commitments

The Company has entered into a debt refinancing commitment for its Res II portfolio note payable with an outstanding balance of $125.8 million at September 30, 2004. The anticipated closing date on the new note is November 2004. The terms of the new note will be substantially the same as the old note except the interest rate will be reduced from 8.85% to 6.9% per year. There can be no assurance that the refinancing will occur.

Note 8

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

Note 9

Subsequent Events

In October 2004, the Company declared and paid approximately $8.3 million, or $.20 per share, in a distribution to its common shareholders of record on September 30, 2004.

In October 2004, the Company redeemed Units under its share redemption program in the approximate amount of $2.6 million, representing approximately 263,000 Units of the Company.

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

During the first quarter of 2004, the Company continued to experience the effects of economic weakness in some of its markets and the effects of closing rooms to complete its major renovation project for many of its hotels. As a result, the Company’s financial results were lower than the same period in 2003. During the second and third quarter of 2004, the Company began to see improved economic conditions in some of its markets and it substantially completed its major renovation program. As a result, the Company’s second and third quarter results exceeded the same periods in 2003. Since there can be no assurance that economic conditions will continue to improve, there can be no assurance that operating results will continue to improve in 2004. However, due to the positive impact of the completed renovations and positive economic indicators, the Company does believe there will be improvement in its results, as compared to 2003, for the remainder of 2004.

Hotels Owned

The Company owns 66 hotels, with a total of 7,869 suites. Of its 66 hotels, the Company owns 49 Residence Inn® by Marriott® properties consisting of 5,947 suites, and 17 Homewood Suites® by Hilton® consisting of 1,922 suites.

The following table summarizes the locations, brands, acquisition dates and number of suites of the hotels owned on September 30, 2004:

City	State	Franchise/Brand	Date Acquired	# of Suites
Birmingham	Alabama	Residence Inn®	August 2002	128
Montgomery	Alabama	Residence Inn®	September 2001	94
Arcadia	California	Residence Inn®	August 2002	120
Bakersfield	California	Residence Inn®	September 2001	114
Concord	California	Residence Inn®	September 2001	126
Costa Mesa	California	Residence Inn®	March 2002	144
Irvine	California	Residence Inn®	August 2002	112
La Jolla	California	Residence Inn®	March 2002	288
Long Beach	California	Residence Inn®	March 2002	216
Placentia	California	Residence Inn®	August 2002	112
San Ramon	California	Residence Inn®	September 2001	106
Boulder	Colorado	Homewood Suites®	January 2003	112
Boulder	Colorado	Residence Inn®	March 2002	128
Meriden	Connecticut	Residence Inn®	September 2001	106
Clearwater	Florida	Homewood Suites®	January 2003	112
Boca Raton	Florida	Residence Inn®	August 2002	120
Clearwater	Florida	Residence Inn®	August 2002	88
Jacksonville	Florida	Residence Inn®	August 2002	112
Kalamazoo	Florida	Residence Inn®	August 2002	83
Pensacola	Florida	Residence Inn®	August 2002	64
Atlanta Airport	Georgia	Residence Inn®	September 2001	126
Atlanta/Buckhead	Georgia	Residence Inn®	March 2002	136
Atlanta/Buckhead	Georgia	Homewood Suites®	January 2003	92
Atlanta/Cumberland	Georgia	Residence Inn®	March 2002	130
Atlanta/Cumberland	Georgia	Homewood Suites®	January 2003	124
Atlanta/Peachtree	Georgia	Homewood Suites®	January 2003	92
Dunwoody	Georgia	Residence Inn®	March 2002	144
Deerfield	Illinois	Residence Inn®	August 2002	128
Lombard	Illinois	Residence Inn®	March 2002	144
Shreveport	Louisiana	Residence Inn®	August 2002	72
Baltimore	Maryland	Homewood Suites®	January 2003	147
Boston	Massachusetts	Residence Inn®	August 2002	96
Boston	Massachusetts	Residence Inn®	September 2001	130
Detroit	Michigan	Homewood Suites®	January 2003	76
Southfield	Michigan	Residence Inn®	March 2002	144
Jackson	Mississippi	Homewood Suites®	January 2003	91
Jackson	Mississippi	Residence Inn®	August 2002	120
St. Louis	Missouri	Homewood Suites®	January 2003	145
Chesterfield	Missouri	Residence Inn®	March 2002	104
Galleria	Missouri	Residence Inn®	March 2002	152

Las Vegas	Nevada	Residence Inn®	August 2002	192
Santa Fe	New Mexico	Residence Inn®	August 2002	120
Charlotte	North Carolina	Residence Inn®	August 2002	91
Greensboro	North Carolina	Residence Inn®	August 2002	128
Akron	Ohio	Residence Inn®	August 2002	112
Cincinnati	Ohio	Residence Inn®	September 2001	118
Columbus North	Ohio	Residence Inn®	March 2002	96
Dayton North	Ohio	Residence Inn®	March 2002	64
Dayton South	Ohio	Residence Inn®	March 2002	96
Sharonville	Ohio	Residence Inn®	March 2002	144
Portland	Oregon	Homewood Suites®	January 2003	123
Philadelphia/Malvern	Pennsylvania	Homewood Suites®	January 2003	123
Philadelphia	Pennsylvania	Residence Inn®	August 2002	88
Columbia	South Carolina	Residence Inn®	August 2002	128
Spartanburg	South Carolina	Residence Inn®	August 2002	88
Memphis	Tennessee	Residence Inn®	August 2002	105
Dallas/Addison	Texas	Homewood Suites®	January 2003	120
Dallas/Las Colinas	Texas	Homewood Suites®	January 2003	136
Dallas/Plano	Texas	Homewood Suites®	January 2003	99
Dallas	Texas	Residence Inn®	September 2001	120
Houston	Texas	Residence Inn®	September 2001	110
Lubbock	Texas	Residence Inn®	August 2002	80
Salt Lake City	Utah	Homewood Suites®	January 2003	98
Richmond	Virginia	Homewood Suites®	January 2003	123
Herndon	Virginia	Homewood Suites®	January 2003	109
Redmond	Washington	Residence Inn®	January 2003	180

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

Also in connection with this transaction, the Company terminated its advisory contract with Apple Suites Advisors, Inc. (“ASA”) and became self-advised. To implement the termination of the advisory agreement, the Company purchased ASA. The Company acquired all of Mr. Glade M. Knight’s stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement. Mr. Knight received a cash payment of $2.0 million and a non-interest-bearing promissory note, due four years after the merger, in a principal amount of $4.48 million. The Company recognized an expense related to this transaction of $5.5 million through the first quarter of 2003.

In addition, 1,272,000 newly created Series C convertible preferred shares were issued in exchange for outstanding Series B convertible preferred shares. Holders of Series B convertible preferred shares would have otherwise been entitled to receive 1,272,000 Units upon conversion of their Series B convertible preferred shares in connection with the termination of the advisory agreement with ASA and termination of the brokerage service agreement with Apple Suites Realty Group. The new Series C convertible preferred shares have a liquidation preference comparable to the Series B convertible preferred shares, in that holders of Series C convertible preferred shares receive no payments in a liquidation for their Series C convertible preferred shares until holders of Units are paid in full for their Series A preferred shares. The Series C convertible preferred shares have the same voting rights and rights to receive dividend distributions as if they had already been converted to common shares. The company recognized expense related to this transaction of $10.2 million in the first quarter of 2003.

Related Party Transactions

Through a wholly-owned subsidiary, the Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length and the results of the Company’s operations could be different if these transactions were conducted with non-related parties.

The Company, through a wholly owned subsidiary, has an advisory agreement with Apple Hospitality Five Advisors, Inc., whereby the Company receives advisory fee revenue equal to 0.1% to 0.25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for Company personnel performing advisory and real estate acquisition due diligence for Apple Hospitality Five, Inc. For the nine months ended September 30, 2004 and 2003, the Company received advisory fee revenue in the amount of $543,000 and $170,000, respectively, under this agreement. AFA is 100% owned by Mr. Knight.

The Company also provides support services to Apple Six Advisors, Inc. (A6A). A6A provides day to day advisory and real estate due diligence services to Apple REIT Six, Inc. A6A is 100% owned by Mr. Knight. A6A has agreed to reimburse the Company for its costs in providing these services. For the nine months ended September 30, 2004, the Company has received reimbursement of its costs totaling $200,000.

Results of Operations

	Three months ended September 30, 2004					Nine months ended September 30, 2004
(in thousands)	2004	POR	2003	POR	Percent change	2004	POR	2003	POR	Percent change
Total revenues	$58,775	100%	$52,742	100%	11%	$162,889	100%	$146,386	100%	11%

Hotel direct expenses	33,924	58%	31,942	61%	6%	97,006	60%	88,084	60%	10%

Taxes, insurance and other expense	4,208	7%	3,412	6%	23%	11,618	7%	9,377	6%	24%

General and administrative	565	1%	589	1%	-4%	1,556	1%	1,469	1%	6%

Interest expense	7,176	12%	6,376	12%	13%	20,708	13%	18,918	13%	9%

Revenues

The Company’s principal source of revenue is hotel suite revenue. For the three months ended September 30, 2004 and 2003, the Company had suite revenue and other revenue of approximately $57.4 million and $1.3 million and $51.3 million and $1.5 million, respectively. For the nine months ended September 30, 2004 and 2003, the Company had suite revenue and other revenue of approximately $158.8 million and $4.1 million and $142.5 million and $3.9 million, respectively. For the three months ended September 30, 2004 and 2003, the hotels achieved average occupancy of 82% and 79%, ADR of $96 and $92 and REVPAR of $79 and $72, respectively. For the nine months ended September 30, 2004 and 2003, the hotels achieved average occupancy of 78% and 76%, ADR of $95 and $91and REVPAR of $74and $69, respectively. ADR, or average daily rate, is calculated as room revenue divided by number of rooms sold, and REVPAR, or revenue per available room, is calculated as occupancy multiplied by ADR.

The increase in REVPAR for the three and nine month periods ended September 30, 2004, is due primarily to the completion of the Company’s major renovation program and improved economic conditions. During the renovation program, suites were taken out of service. This program was completed in the beginning of the third quarter.

Expenses

Hotel direct expenses totaled $33.9 million or 58% of revenue and $31.9 million or 61% of revenue, respectively, for the three months ended September 30, 2004 and 2003. Hotel direct expenses totaled approximately $97.0 million or 60% of revenue and $88.1 million or 60% of revenue, for the nine months ended September 30, 2004 and 2003, respectively. The improvement in the third quarter as a percentage of revenue is due primarily to the increase in REVPAR.

Taxes, insurance and other expense for the three months ended September 30, 2004 and 2003 was approximately $4.2 million or 7% of revenue and $3.4 million or 6% of revenue, respectively. For the nine months ended September 30, 2004 and 2003, taxes, insurance and other expense was approximately $11.6 million or 7% of revenue and $9.4 million or 6% of revenue, respectively. The increase in tax, insurance and other expense is due to increased assessments and tax rates in certain localities.

General and administrative expenses for the three months ended September 30, 2004 and 2003 were approximately $565,000 or 1% of revenue and $589,000 or 1% of revenue, respectively. For the nine months ended September 30, 2004 and 2003, general and administrative expense was approximately $1.6 million or 1% of revenue and $1.5 million or 1% of revenue, respectively.

Depreciation expense for the three months ended September 30, 2004 and 2003 was approximately $6.2 million and $5.5 million, respectively. For the nine months ended September 30, 2004 and 2003, depreciation expense was approximately $18.3 million and $13.6 million, respectively. Depreciation expense represents expense of the Company’s 66 hotels and related personal property. The increase in depreciation is due to the Company’s major renovation project in 2003 and 2004 and the acquisition of Apple Suites, Inc. during the first quarter of 2003.

Interest expense was $7.2 million and $6.4 million for the three months ended September 30, 2004 and 2003, respectively and $20.7 million and $18.9 million, respectively, for the nine months ended September 30, 2004 and 2003. Interest expense represents interest on the 8.08%, $53.0 million promissory note assumed in conjunction with the Crestline acquisition, interest expense on the Res I Partnership acquisition debt in the amount of $83.0 million at a fixed interest rate of 7.4%, interest expense on the 8.85%, $130.0 million promissory note assumed in conjunction with the Res II Partnership acquisition, interest expense on the $20.0 million Redmond note at 8.375%, Apple Suites debt of $76.0 million at 8.4%, and the $10 million line of credit entered into during April 2004 which increased to $16 million in July 2004, bearing interest at LIBOR plus 2.5%. In addition, the Company has amortized approximately $1.7 million and $2.4 million during the nine months ended September 30, 2004 and 2003, respectively, as a fair value premium to its mortgage notes payable. These premiums were recorded at the respective dates of assumptions of these notes to record these notes at their fair value based on market rates of interest for comparable debt. The increase in interest is due to the debt assumed in the acquisition of Apple Suites, Inc. in January 2003, and the reduction in interest capitalized associated with rooms out of service due to the Company’s renovation program. The Company completed its renovation program in the beginning of the third quarter of 2004, and as a result did not capitalize interest during the three months ended September 30, 2004. During the three months ended September 30, 2003, the Company capitalized interest of approximately $402,000, and for the nine months ended September 30, 2004 and 2003, the Company capitalized interest of $496,000 and $1.1 million, respectively. Capitalized interest related to suites out of service for renovations.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents totaled approximately $13.7 million at September 30, 2004 and $17.3 million at December 31, 2003. The Company plans to use this cash to fund debt service and general corporate expenses. The decline in cash and cash equivalents is due to the funding of the Company’s renovation program.

Equity

During 2003, the Company instituted a Unit Redemption Program to provide limited interim liquidity to the Company’s shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-serve basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the Units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the nine months ended September 30, 2004, the Company redeemed 619,939 Units in the amount of $6,180,097.

Effective February 20, 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. During the nine months ended September 30, 2004, approximately 449,000 Units were issued under the dividend reinvestment plan representing proceeds to the Company of approximately $4.5 million, under this plan.

Notes Payable

In July 2004, the Company entered into a $16.0 million dollar secured line of credit, which replaced its existing $10.0 million dollar line of credit entered into in April 2004. The line bears interest at LIBOR plus 2.5% and matures in April 2005. The Company had borrowed $16 million under the line as of September 30, 2004.

Commitments

The Company has entered into a debt refinancing commitment for its Res II portfolio note payable with an outstanding balance of $125.8 million at September 30, 2004. The anticipated closing date on the new note is November 2004. The terms of the new note will be substantially the same as the old note except the interest rate will be reduced from 8.85% to 6.9% per year.

Capital Requirements and Resources

The Company’s distribution policy is at the discretion of the Board of Directors and depends on several factors. The distribution rate for the three and nine months ended September 30, 2003 was at a rate of $0.25 per unit outstanding per quarter, respectively, excluding a one time special dividend of $0.497 per unit in January 2003. In July 2004, the Company declared and paid a dividend to its shareholders of $0.20 per unit outstanding. The total dividends declared and paid for the nine months ended September 30, 2004 was $0.70, per unit. The reduction in the dividend rate was a result of the Company’s investment in its renovation program.

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

As a result of the Company’s renovation program, the Company expects it will fund approximately $14.0 million in addition to the 5% requirement in 2004. During the nine months ended September 30, 2004 and 2003, the Company capitalized approximately $21.2 million and $37.5 million, respectively, in capital improvements to the properties. Of the amount capitalized during the nine months ended September 30, 2004, approximately $16.5 million relates to the Company’s major renovation program and approximately $4.7 million relates to the Company’s normal furniture, fixtures and equipment expenditures. To fund its renovation projects the Company obtained a short-term credit facility. It is anticipated cash from this credit facility and income from operations will be used to fund the Company’s debt service and capital improvement projects. Distributions to shareholders will depend on income from operations. As a result there can be no assurance that income from operations will be sufficient to fund distributions at historic levels.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and subsequently revised FIN 46 in December 2003. Effective January 1, 2004, the Company adopted the provisions of FIN 46. The Company did not identify any variable interest entities (VIEs).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2004, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

During the first quarter of 2004, the Company instituted a dividend reinvestment plan. The purpose of the plan is to provide the Company’s shareholders with a convenient and inexpensive way to increase their investment in the Company by reinvesting their dividends to purchase additional Units. As of September 30, 2004, 448,599 Units have been issued under the dividend reinvestment plan, representing $4.5 million in proceeds to the Company.

Share Redemption Program

The Company has instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $10.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the share redemption program. Redemption of units, when requested, will be made quarterly on a first-come, first-served basis. Prior to the implementation of the Dividend Reinvestment Plan in the first quarter of 2004, the redemptions were funded as part of the Company’s Additional Share Option Plan. Funding for the redemption of Units will come from the proceeds the Company receives from the sale of Units under its dividend reinvestment plan. The Company’s board of directors, in its sole discretion, may choose to suspend or terminate the share redemption program or reduce the number of Units purchased under the share redemption program if it determines the funds otherwise available to fund the share redemption program are needed for other purposes. During the nine months ended September 30, 2004, the Company redeemed approximately $6.2 million, representing approximately 620,000 Units.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 1 through September 30, 2004	619,939	$9.97	1,489,167	(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

Item 6 Exhibits

(a) Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger among Apple Hospitality Two, Inc., Hospitality Acquisition Company and Apple Suites, Inc. dated October 24, 2002. (Incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 25, 2002; SEC File No. 333-53984).

3.1	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to Amendment No.1 to Registration Statement on Form S-4 filed on December 19,2002 filed by Apple Hospitality Two, Inc.; SEC File No. 333-101194).

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated herein by reference to Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form S-11 filed May 22, 2002; SEC File No. 333-84098).

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH)

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE HOSPITALITY TWO, INC.

By:	/S/ GLADE M. KNIGHT	Date: November 4, 2004
Glade M. Knight,
Chairman of the Board, Chief Executive Officer

By:	/s/ Bryan Peery	Date: November 4, 2004
Bryan Peery
Chief Accounting Officer