Form 10-K
period 2004-12-31
APPLE HOSPITALITY TWO INC
filed 2005-03-11
CIK 1132747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 2004

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from                      to

Commission File Number 000-49748

APPLE HOSPITALITY TWO, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-2010305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

814 E. Main Street, Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act:

None

Securities registered pursuant to Section 12 (g) of the act:

Units (Each Unit is equal to one common share, no par value, and one Series A preferred share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Based upon the price at which the common equity for Apple Hospitality Two, Inc’s best efforts offering was last sold through June 30, 2004, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was a total of $379,515,519. The Company does not have any non-voting common equity.

On March 1, 2005, there were approximately 40,442,459 common shares outstanding.

Documents Incorporated by Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement for the 2005 annual meeting of shareholders to be held May 12, 2005.

APPLE HOSPITALITY TWO, INC.

FORM 10-K

This Form 10-K includes references to certain trademarks or servicemarks. Residence Inn® by Marriott trademark is the property of Marriott International, Inc. (“Marriott”). The Homewood Suites® trademark is the property of Hilton Hotels Corporation (“Hilton”). For convenience, the applicable trademark or servicemark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the extended-stay hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission.

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

The Company is a real estate investment trust that owns extended-stay hotels. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts (“REIT”) to establish taxable businesses to conduct certain previously disallowed business activities. The Company has wholly-owned taxable REIT subsidiaries (collectively, the “Lessee”), which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of either Marriott or Hilton under hotel management agreements.

Website Access

The address of the Company’s Internet website is www.applehospitality.com. The Company makes available through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

Growth Strategies

The Company’s primary objective is to enhance shareholder value by increasing cash from operations and cash available for distributions. The Company’s focus is on maximizing the internal growth of the Company’s portfolio by selecting properties that have strong cash flow growth potential.

The Company seeks to increase operating cash flow and enhance its value through internal growth and renovations. The Company’s internal growth strategy is to utilize its asset management expertise to improve the quality of the Company’s hotels by renovating, redeveloping and thereby improving hotel revenue and operational performance.

The Company believes that its completed and planned renovation and redevelopment activities will increase revenue per available room (“REVPAR”) at the Company’s hotels. The Company is committed to fund a percentage of gross revenue per month for certain capital expenditures for periodic replacement or refurbishment of furniture, fixtures and equipment. The Company has approximately $5.1 million held in escrow for future furniture, fixture and equipment purchases at December 31, 2004. During 2003, the Company began a major renovation program for its hotels to enhance revenue per available room. This program concluded in the middle of 2004. Total capital expenditures in the program were approximately $56 million and included 26 hotels. The Company will continue to selectively renovate hotels as the return on investment warrants.

The Company continuously monitors its portfolio and will, where appropriate, selectively acquire or dispose of properties based on specific market conditions.

Financing

Substantially all of the Company’s hotels are encumbered by mortgage debt. The Company’s bylaws require board of director approval for debt above certain levels. Debt levels are reviewed quarterly by the board to ensure reasonableness in relation to the Company’s assets. In November 2004, the Company successfully refinanced $125 million of its secured debt, reducing the refinanced debt’s fixed interest rate from 8.85% to 6.88% per year.

Industry and Competition

The Company believes that the hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other extended-stay hotels in its immediate vicinity and secondarily with other hotels in its geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and REVPAR of the Company’s hotels in that area. The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting its hotels. Additionally, general economic conditions in a particular market or nationally can impact the performance of the hotels.

Hotel Operating Performance

The Company owns 49 Residence Inn by Marriott hotels, consisting of 5,947 suites, and 17 Homewood Suites by Hilton hotels, consisting of 1,922 suites. Total revenues for these hotels totaled $213.6 million, $195.8 million and $106.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. For those same periods, the hotels achieved average occupancy of 76%, 74% and 78%, ADR of $95, $91 and $92 and REVPAR of $72, $67 and $71, respectively.

Franchise and Management Agreements

Residence Inn Hotels

The Company’s Residence Inn hotels are subject to management agreements under which Residence Inn by Marriott, Inc. (the “Manager”) manages the hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of the Manager of up to an additional 50 years. The agreements generally provide for payment of base management fees, which are calculated annually as a percentage of sales, and incentive management fees over a priority return (as defined in the management agreements). Incentive management fees (IMF) are currently payable only if and to the extent there is sufficient cash flow from the hotels after consideration of qualifying debt service and after consideration to a priority return on investment, including property improvements. Amounts not currently payable are deferred and are payable in future years only if and to the extent there is sufficient cash flow from future operations or upon sale or refinancing of the hotels after consideration to a priority return to the Company (as defined in the management agreements), which is generally 12%. In the event of early termination of the management agreements, the Manager will receive additional fees based on the unexpired term and expected future base and incentive management fees. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.

Homewood Suites Hotels

The Company’s 17 Homewood Suites hotels are managed by Promus Hotels, Inc. (“Promus”), a wholly owned subsidiary of Hilton under the terms of separate management agreements, as part of the Homewood Suites by Hilton franchise. The initial term is generally 15 years with no option to renew; however, two hotel properties in this portfolio have renewal options of two five year periods each. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.

Promus manages day-to-day operations of the Company’s Homewood Suites hotels. Promus charges fees for this function, which are calculated as a percentage of revenue. Incentive management fees are calculated, for certain properties, on the basis of operating profit of the hotels. Promus also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites by Hilton and to participate in its reservation system.

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length and the results of the Company’s operations could be different if these transactions were conducted with non-related parties.

The Company, through a wholly owned subsidiary, has an advisory agreement with Apple Hospitality Five Advisors, Inc., (AFA), whereby the Company receives advisory fee revenue equal to 0.1% to 0.25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for Company personnel performing advisory and real estate acquisition due diligence for Apple Hospitality Five, Inc. AFA is 100% owned by Glade M. Knight, the Company’s Chairman and CEO.

The Company also provides support services to Apple Six Advisors, Inc. (A6A), Apple Hospitality Five Inc., and Apple REIT Six, Inc. A6A provides day to day advisory and real estate due diligence services to Apple REIT Six, Inc. A6A is 100% owned by Mr. Knight. Each of these companies has agreed to reimburse the Company for its costs in providing these services. Mr. Knight is Chairman and Chief Executive Officer of Apple Hospitality Five, Inc. and Apple REIT Six, Inc. Additionally, the members of the Company’s Board of Directors are the same as the members of the Board of Directors for Apple Hospitality Five, Inc. and Apple REIT Six, Inc.

Employees

During 2004, all employees involved in the day-to-day operation of the Company’s hotels were employed by the management companies engaged pursuant to the hotel management agreements. At December 31, 2004, the Company had 24 employees.

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

Item 2. Properties

As of December 31, 2004, the Company owned 49 Residence Inn by Marriott hotels comprised of 5,947 suites and 17 Homewood Suites by Hilton hotels comprised of 1,922 suites for a total of 66 hotels comprised of 7,869 suites. The hotels are located in various states. The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances, initial acquisition cost, gross carrying value and the number of suites of each hotel.

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2004

(Dollars in thousands)

		Initial Cost		Subsequently Capitalized
Description	Encumbrances	Land	Bldg./FF&E	Bldg. Imp. & FF&E	Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Suites
Akron, Ohio	$5,460	$597	$3,665	$2,347	$6,609	$(699)	1987	August 2002	3 – 39 yrs.	112
Arcadia, California	14,850	2,284	6,380	2,121	10,785	(908)	1989	August 2002	3 – 39 yrs.	120
Atlanta, Georgia	4,291	1,757	10,360	1,243	13,360	(1,279)	1990	September 2001	3 – 39 yrs.	126
Atlanta/Buckhead, Georgia	5,500	4,568	9,087	186	13,841	(708)	1997	January 2003	3 – 39 yrs.	92
Atlanta/Cumberland, Georgia	4,758	2,202	8,618	367	11,187	(730)	1990	January 2003	3 – 39 yrs.	124
Atlanta/Peachtree, Georgia	2,664	953	3,629	352	4,934	(406)	1990	January 2003	3 – 39 yrs.	92
Bakersfield, California	3,814	1,870	7,567	1,340	10,777	(1,035)	1990	September 2001	3 – 39 yrs.	114
Baltimore, Maryland	8,564	1,601	15,553	538	17,692	(1,106)	1998	January 2003	3 – 39 yrs.	147
Birmingham, Alabama	5,573	1,227	4,349	2,250	7,826	(574)	1986	August 2002	3 – 39 yrs.	128
Boca Raton, Florida	3,750	1,360	3,871	1	5,232	(337)	1988	August 2002	3 – 39 yrs.	120
Boston, Massachusetts	6,675	4,707	12,730	1,731	19,168	(1,589)	1989	September 2001	3 – 39 yrs.	130
Boston, Massachusetts	4,620	1,193	4,774	2,232	8,199	(770)	1989	August 2002	3 – 39 yrs.	96
Boulder, Colorado	10,208	3,428	12,532	559	16,519	(904)	1991	January 2003	3 – 39 yrs.	112
Boulder, Colorado	5,820	1,179	8,538	3,518	13,235	(1,406)	1986	March 2002	3 – 39 yrs.	128
Buckhead, Georgia	4,947	3,231	4,267	2,466	9,964	(733)	1987	March 2002	3 – 39 yrs.	136
Charlotte, North Carolina	–	2,397	3,910	1	6,308	(325)	1988	August 2002	3 – 39 yrs.	91
Chesterfield, Missouri	2,716	1,148	3,480	897	5,525	(476)	1986	March 2002	3 – 39 yrs.	104
Cincinatti, Ohio	4,768	1,573	5,472	379	7,424	(740)	1990	September 2001	3 – 39 yrs.	118
Clearwater, Florida	5,709	2,687	8,108	434	11,229	(625)	1998	January 2003	3 – 39 yrs.	112
Clearwater, Florida	3,540	1,759	3,266	1,960	6,985	(472)	1986	August 2002	3 – 39 yrs.	88
Columbia, South Carolina	4,380	475	5,732	2,265	8,472	(882)	1988	August 2002	3 – 39 yrs.	128
Columbus North, Ohio	1,698	641	3,527	480	4,648	(439)	1985	March 2002	3 – 39 yrs.	96
Concord, California	6,198	4,937	16,804	1,285	23,026	(1,944)	1989	September 2001	3 – 39 yrs.	126
Costa Mesa, California	7,275	3,773	6,825	3,110	13,708	(852)	1986	March 2002	3 – 39 yrs.	144
Cumberland, Georgia	2,910	1,938	3,622	508	6,068	(490)	1987	March 2002	3 – 39 yrs.	130
Dallas, Texas	5,245	1,397	8,271	446	10,114	(1,055)	1989	September 2001	3 – 39 yrs.	120
Dallas/Addison, Texas	5,234	2,059	8,511	398	10,968	(703)	1990	January 2003	3 – 39 yrs.	120
Dallas/Las Colinas, Texas	5,424	2,772	9,592	422	12,786	(779)	1990	January 2003	3 – 39 yrs.	136
Dallas/Plano, Texas	2,379	521	5,219	347	6,087	(521)	1997	January 2003	3 – 39 yrs.	99
Dayton North, Ohio	1,407	320	2,539	193	3,052	(273)	1987	March 2002	3 – 39 yrs.	64
Dayton South, Ohio	2,959	443	4,353	1,983	6,779	(785)	1985	March 2002	3 – 39 yrs.	96
Deerfield, Illinois	8,100	1,442	6,665	2,007	10,114	(922)	1989	August 2002	3 – 39 yrs.	128
Detroit, Michigan	2,379	508	4,543	348	5,399	(450)	1990	January 2003	3 – 39 yrs.	76
Dulles, Virginia	7,285	2,419	15,104	304	17,827	(828)	1998	January 2003	3 – 39 yrs.	109
Dunwoody, Georgia	2,668	1,988	4,725	878	7,591	(651)	1984	March 2002	3 – 39 yrs.	144

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2004

(Dollars in thousands)

		Initial Cost		Subsequently Capitalized
Description	Encumbrances	Land	Bldg./FF&E	Bldg. Imp. & FF&E	Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Suites
Galleria, Missouri	6,354	1,970	5,554	1,270	8,794	(701)	1986	March 2002	3 – 39 yrs.	152
Greensboro, North Carolina	4,875	1,518	5,211	3	6,732	(479)	1987	August 2002	3 – 39 yrs.	128
Home Office–Richmond, Virginia	–	138	766	58	962	(229)	1950	January 2003	3 – 39 yrs.	–
Houston, Texas	4,768	960	8,903	1,411	11,274	(1,166)	1990	September 2001	3 – 39 yrs.	110
Irvine, California	12,750	2,904	6,049	2,206	11,159	(944)	1989	August 2002	3 – 39 yrs.	112
Jackson, Mississippi	2,855	897	8,271	337	9,505	(525)	1997	January 2003	3 – 39 yrs.	91
Jackson, Mississippi	3,360	786	4,125	2,229	7,140	(599)	1986	August 2002	3 – 39 yrs.	120
Jacksonville, Florida	4,875	566	4,001	2,636	7,203	(607)	1986	August 2002	3 – 39 yrs.	112
Kalamazoo, Florida	3,938	1,313	3,896	461	5,670	(481)	1989	August 2002	3 – 39 yrs.	83
La Jolla, California	19,062	17,255	11,854	7,101	36,210	(2,379)	1986	March 2002	3 – 39 yrs.	288
Las Vegas, Nevada	20,625	3,685	8,786	828	13,299	(696)	1989	August 2002	3 – 39 yrs.	192
Lombard, Illinois	5,238	1,166	5,740	529	7,435	(1,006)	1987	March 2002	3 – 39 yrs.	144
Long Beach, California	11,253	7,325	11,597	587	19,509	(1,111)	1987	March 2002	3 – 39 yrs.	216
Lubbock, Texas	2,500	410	2,754	1,449	4,613	(420)	1986	August 2002	3 – 39 yrs.	80
Memphis, Tennessee	2,535	2,038	4,755	315	7,108	(395)	1986	August 2002	3 – 39 yrs.	105
Meriden, Connecticut	4,291	–	9,092	698	9,790	(1,107)	1989	September 2001	3 – 39 yrs.	106
Montgomery, Alabama	2,384	965	5,025	302	6,292	(666)	1990	September 2001	3 – 39 yrs.	94
Pensacola, Florida	3,540	336	2,297	1,557	4,190	(741)	1985	August 2002	3 – 39 yrs.	64
Philadelphia, Pennsylvania	5,979	1,395	5,650	2,201	9,246	(829)	1988	August 2002	3 – 39 yrs.	88
Philadelphia/Malvern, Pennsylvania	5,500	–	16,285	210	16,495	(1,075)	1998	January 2003	3 – 39 yrs.	123
Placentia, California	7,650	3,397	4,663	2,103	10,163	(822)	1988	August 2002	3 – 39 yrs.	112
Portland, Oregon	4,575	3,095	7,705	254	11,054	(429)	1998	January 2003	3 – 39 yrs.	123
Redmond, Washington	19,440	6,777	27,736	124	34,637	(1,577)	1990	January 2003	3 – 39 yrs.	180
Richmond, Virginia	5,130	790	9,035	386	10,211	(725)	1998	January 2003	3 – 39 yrs.	123
Salt Lake City, Utah	2,379	377	5,142	295	5,814	(463)	1996	January 2003	3 – 39 yrs.	98
San Ramon, California	5,245	3,448	15,542	431	19,421	(1,607)	1989	September 2001	3 – 39 yrs.	106
Santa Fe, New Mexico	8,050	1,411	4,840	104	6,355	(429)	1986	August 2002	3 – 39 yrs.	120
Sharonville, Ohio	1,940	2,087	3,790	3,751	9,628	(1,037)	1985	March 2002	3 – 39 yrs.	144
Shreveport, Louisiana	4,050	298	2,503	43	2,844	(240)	1983	August 2002	3 – 39 yrs.	72
Southfield, Michigan	4,268	1,738	3,869	1,137	6,744	(637)	1987	March 2002	3 – 39 yrs.	144
Spartanburg, South Carolina	–	598	2,918	81	3,597	(282)	1985	August 2002	3 – 39 yrs.	88
St. Louis, Missouri	4,575	2,099	9,712	194	12,005	(531)	2000	January 2003	3 – 39 yrs.	145

	$367,752	$139,096	$474,254	$75,187	$688,537	$(52,331)				7,869

Investment in hotels at December 31, 2004, consisted of the following:

Land	$139,110,760
Building and improvements	493,678,033
Furniture, fixtures and equipment	55,748,667

Total	688,537,460
Less: accumulated depreciation	(52,330,994)

Investments in hotel, net	$636,206,466

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares

There is currently no established public market in which the Company’s common shares are traded. The per share estimated market value shall be deemed to be the offering price of the shares, which is currently $10.00 per share. This valuation is supported by the fact that the Company is currently selling shares to the public at a price of $10.00 per share through its Dividend Reinvestment Plan, the Company is repurchasing shares at $10.00 from shareholders and the Company has not realized any decrease in the value of its assets. On December 31, 2004, there were approximately 11,205 beneficial shareholders of the Company’s common shares.

Distributions totaling $37,601,379, $54,243,300 and $17,330,704 were paid to the common shareholders and Series C convertible shareholders during 2004, 2003 and 2002, respectively. Distributions were paid in an amount of $0.90, $1.50 and $1.00 per share for the years ended December 31, 2004, 2003, and 2002 respectively. The $1.50 per share in 2003 includes a special distribution of approximately $.50 associated with the Company’s merger with Apple Suites, Inc. Currently the Company pays a distribution on a quarterly basis, and for the last two quarters of 2004 the distribution was at a rate of $0.20 per share. The timing and amounts of distributions to shareholders are within the discretion of the Company’s Board of Directors. Future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions and other factors such as working capital and capital expenditure requirements, as well as requirements under federal income tax provisions for qualification as a REIT.

Non-Employee Directors Stock Option Plan and Incentive Plan

The Company’s board of directors has adopted and the Company’s shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan convert to Units. Each Unit is equal to one common share and one Series A Preferred share of the Company. As of December 31, 2004, there were 155,192 options outstanding.

Dividend Reinvestment Plan

During the first quarter of 2004, the Company instituted a dividend reinvestment plan. The purpose of the plan is to provide the Company’s shareholders with a convenient and inexpensive way to increase their investment in the Company by reinvesting their dividends to purchase additional Units. As of December 31, 2004, 680,751 Units have been issued under the dividend reinvestment plan, representing $6.8 million in proceeds to the Company.

Share Redemption Program

The Company has instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $10.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the share redemption program. Redemption of units, when requested, will be made quarterly on a first-come, first-served basis. Prior to the implementation of the Dividend Reinvestment Plan in the first quarter of 2004, the redemptions were funded as part of the Company’s Additional Share Option Plan. Funding for the redemption of Units will come from the proceeds the Company receives from the sale of Units under its dividend reinvestment plan. The Company’s board of directors, in its sole discretion, may choose to suspend or terminate the share redemption program or reduce the number of Units purchased under the share redemption program if it determines the funds otherwise available to fund the share redemption program are needed for other purposes. During the year ended December 31, 2004, the Company redeemed approximately $8.8 million, representing approximately 882,773 Units.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2004	262,834	$9.89	1,752,001	(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

Preferred Shares

The Company’s articles of incorporation authorize issuance of up to 15 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares (discussed above) have been issued. The Company believes that the authorization to issue additional preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series C convertible preferred shares. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the board of directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

Valuation of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate, both operating properties and properties under construction, in which it has an ownership interest, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate may not be recoverable, the Company assesses the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, an impairment loss is recorded. To date, the Company has not recorded any impairment losses.

Projections of expected future cash flows require estimates of future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years that property is held for investment, among other factors. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the misstatement of the carrying value of real estate and net income.

Item 6. Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2004, 2003, and 2002 and the period from January 17, 2001 through December 31, 2001. Certain data has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and Item 15(a), the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

(in thousands except per share and statistical data)	For the year ended December 31, 2004	For the year ended December 31, 2003	For the year ended December 31, 2002	For the period January 17, 2001 through December 31, 2001 (c)
Revenues:
Suite revenue	$207,735	$189,600	$102,896	$10,022
Other revenue	5,907	6,206	3,324	415

Total revenue	213,642	195,806	106,220	10,437

Expenses:
Hotel expenses	128,801	119,715	59,161	5,625
Taxes, insurance and other	15,066	12,763	6,578	553
General and administrative	2,505	1,948	1,943	491
Depreciation	24,626	19,264	7,562	1,085
Merger costs	—	15,914	—	—
Debt extinguishment costs	8,803	—	—	—
Interest and other expenses, net	27,392	24,705	12,109	(634)

Total expenses	207,193	194,309	87,353	7,120

Net income	$6,449	$1,497	$18,867	$3,317

Per Share
Earnings per common share	$0.15	$0.04	$0.88	$0.52
Distributions paid to common shareholders	$0.90	$1.50	$1.00	$0.50
Weighted-average shares outstanding - basic and diluted	41,728	41,421	21,557	6,334

Balance Sheet Data
Cash and cash equivalents	$13,118	$17,296	$125,522	$15,469
Investment in hotels, net	$636,206	$638,658	$388,034	$121,078
Total assets	$664,604	$692,113	$557,754	$178,381
Notes payable-secured	$372,762	$362,763	$269,297	$52,874
Shareholders’ equity	$275,738	$308,920	$262,982	$120,461
Net book value per share	$6.61	$7.37	$8.72	$8.66

Other Data
Cash flow from:
Operating activities	$20,367	$35,923	$24,003	$4,694
Investing activities	$(2,239)	$(71,682)	$(28,257)	$(108,918)
Financing activities	$(22,306)	$(72,467)	$114,307	$119,693
Number of hotels owned at end of period	66	66	48	10
Average Daily Rate (ADR) (a)	$95	$91	$92	$102
Occupancy	76%	74%	78%	76%
Revenue Per Available Room (REVPAR) (b)	$72	$67	$71	$78

(a) Suite revenue divided by number of rooms sold.

(b) ADR multiplied by occupancy.

(c) The Company was formed on January 17, 2001 and commenced operations in September 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such Statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the extended-stay hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this annual report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission.

Overview

The Company is a real estate investment trust (“REIT”) that owns upscale, extended-stay hotels. The Company was formed on January 17, 2001, with the first investor closing commencing on May 1, 2001. The Company owns 66 hotels within different markets in the United States. The hotels were acquired in five portfolios; 10 hotels were acquired in September 2001, 15 were acquired in March 2002, 23 were acquired in August 2002, one was acquired in January 2003, and 17 were acquired on January 31, 2003. The performance of the Company’s hotels can be influenced by many factors, including local hotel competition, local and national economic conditions and the performance of the individual managers assigned to our hotels. In evaluating financial condition and operating performance, the Company focuses on revenue measurements such as occupancy, average daily rate and revenue per available room and expenses such as hotel operating expenses, general and administrative expenses and other expenses described below.

During the first quarter of 2004, the Company continued to experience the effects of economic weakness in some of its markets and the effects of closing rooms to complete its major renovation project for many of its hotels. As a result, the Company’s financial results were lower than the same period in 2003. During the remainder of 2004, the Company began to see improved economic conditions in some of its markets, and it substantially completed its major renovation program. As a result, the Company’s operating results for the year ended December 31, 2004 exceeded the same period in 2003. Although the Company believes operating results will continue to improve in 2005, there can be no assurance such growth will be achieved.

	Year ended December 31, 2004 and 2003
(in thousands, except statistical information)	2004	Percentage of revenue	2003	Percentage of revenue	Percent change
Total revenues	$213,642	100%	$195,806	100%	9%
Hotel direct expenses	128,801	60%	119,715	61%	8%
Taxes, insurance and other expense	15,066	7%	12,763	7%	18%
General and administrative	2,505	1%	1,948	1%	29%
Depreciation	24,626		19,264		28%
Interest expense	27,774		25,546		9%
ADR	$95		$91		4%
Occupancy	76%		74%		3%
RevPar	$72		$67		7%

Hotels Owned

The Company owns 66 hotels, with a total of 7,869 suites. Of the Company’s 66 hotels, 49 are Residence Inn by Marriott properties consisting of 5,947 suites, and 17 are Homewood Suites by Hilton consisting of 1,922 suites.

The following table summarizes the locations, brands, acquisition dates and number of suites of the hotels owned on December 31, 2004:

City	State	Franchise/Brand	Date Acquired	# of Suites
Birmingham	Alabama	Residence Inn	August 2002	128
Montgomery	Alabama	Residence Inn	September 2001	94
Arcadia	California	Residence Inn	August 2002	120
Bakersfield	California	Residence Inn	September 2001	114
Concord	California	Residence Inn	September 2001	126
Costa Mesa	California	Residence Inn	March 2002	144
Irvine	California	Residence Inn	August 2002	112
La Jolla	California	Residence Inn	March 2002	288
Long Beach	California	Residence Inn	March 2002	216
Placentia	California	Residence Inn	August 2002	112
San Ramon	California	Residence Inn	September 2001	106
Boulder	Colorado	Homewood Suites	January 2003	112
Boulder	Colorado	Residence Inn	March 2002	128
Meriden	Connecticut	Residence Inn	September 2001	106
Clearwater	Florida	Homewood Suites	January 2003	112
Boca Raton	Florida	Residence Inn	August 2002	120
Clearwater	Florida	Residence Inn	August 2002	88
Jacksonville	Florida	Residence Inn	August 2002	112
Kalamazoo	Florida	Residence Inn	August 2002	83
Pensacola	Florida	Residence Inn	August 2002	64
Atlanta Airport	Georgia	Residence Inn	September 2001	126
Atlanta/Buckhead	Georgia	Residence Inn	March 2002	136
Atlanta/Buckhead	Georgia	Homewood Suites	January 2003	92
Atlanta/Cumberland	Georgia	Residence Inn	March 2002	130
Atlanta/Cumberland	Georgia	Homewood Suites	January 2003	124
Atlanta/Peachtree	Georgia	Homewood Suites	January 2003	92
Dunwoody	Georgia	Residence Inn	March 2002	144
Deerfield	Illinois	Residence Inn	August 2002	128
Lombard	Illinois	Residence Inn	March 2002	144
Shreveport	Louisiana	Residence Inn	August 2002	72
Baltimore	Maryland	Homewood Suites	January 2003	147
Boston	Massachusetts	Residence Inn	August 2002	96
Boston	Massachusetts	Residence Inn	September 2001	130
Detroit	Michigan	Homewood Suites	January 2003	76

City	State	Franchise/Brand	Date Acquired	# of Suites
Southfield	Michigan	Residence Inn	March 2002	144
Jackson	Mississippi	Homewood Suites	January 2003	91
Jackson	Mississippi	Residence Inn	August 2002	120
St. Louis	Missouri	Homewood Suites	January 2003	145
Chesterfield	Missouri	Residence Inn	March 2002	104
Galleria	Missouri	Residence Inn	March 2002	152
Las Vegas	Nevada	Residence Inn	August 2002	192
Santa Fe	New Mexico	Residence Inn	August 2002	120
Charlotte	North Carolina	Residence Inn	August 2002	91
Greensboro	North Carolina	Residence Inn	August 2002	128
Akron	Ohio	Residence Inn	August 2002	112
Cincinnati	Ohio	Residence Inn	September 2001	118
Columbus North	Ohio	Residence Inn	March 2002	96
Dayton North	Ohio	Residence Inn	March 2002	64
Dayton South	Ohio	Residence Inn	March 2002	96
Sharonville	Ohio	Residence Inn	March 2002	144
Portland	Oregon	Homewood Suites	January 2003	123
Philadelphia/Malvern	Pennsylvania	Homewood Suites	January 2003	123
Philadelphia	Pennsylvania	Residence Inn	August 2002	88
Columbia	South Carolina	Residence Inn	August 2002	128
Spartanburg	South Carolina	Residence Inn	August 2002	88
Memphis	Tennessee	Residence Inn	August 2002	105
Dallas/Addison	Texas	Homewood Suites	January 2003	120
Dallas/Las Colinas	Texas	Homewood Suites	January 2003	136
Dallas/Plano	Texas	Homewood Suites	January 2003	99
Dallas	Texas	Residence Inn	September 2001	120
Houston	Texas	Residence Inn	September 2001	110
Lubbock	Texas	Residence Inn	August 2002	80
Salt Lake City	Utah	Homewood Suites	January 2003	98
Richmond	Virginia	Homewood Suites	January 2003	123
Herndon	Virginia	Homewood Suites	January 2003	109
Redmond	Washington	Residence Inn	January 2003	180

				7,869

Apple Suites, Inc.

The Company entered into a merger agreement with Apple Suites on October 23, 2002. Effective January 31, 2003, Apple Suites merged with and into Hospitality Acquisition Company, the Company’s wholly-owned subsidiary. Apple Suites owned, either directly or through its subsidiaries, a total of 17 upper-end extended-stay hotels throughout the United States, which comprised a total of 1,922 suites, and all of which are operated as part of the Homewood Suites by Hilton franchise system. The merger did not change the management positions Mr. Glade M. Knight, the Company’s Chairman, held with the Company prior to the merger nor did the board of directors’ change as a result of the merger.

Also in connection with this transaction, the Company terminated its advisory contract with Apple Suites Advisors, Inc. (“ASA”) and became self-advised. To implement the termination of the advisory agreement, the Company purchased ASA. The Company acquired all of Mr. Glade M. Knight’s stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement. Mr. Knight received a cash payment of $2.0 million and a non-interest-bearing promissory note, due four years after the merger, in a principal amount of $4.48 million. The Company recognized an expense related to this transaction of $5.5 million in 2003.

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

Management Agreements

Residence Inn Hotels

The Company’s Residence Inn hotels are subject to management agreements under which Residence Inn by Marriott, Inc. (the “Manager”) manages the hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of the Manager of up to an additional 50 years. The agreements generally provide for payment of base management fees, which are calculated annually as a percentage of sales, and incentive management fees over a priority return (as defined in the management agreements). Incentive management fees (IMF) are currently payable only if and to the extent there is sufficient cash flow from the hotels after consideration of qualifying debt service and after consideration to a priority return on investment, including property improvements. Amounts not currently payable are deferred and are payable in future years only if and to the extent there is sufficient cash flow from future operations or upon sale or refinancing of the hotels after consideration to a priority return to the Company (as defined in the management agreements), which is generally 12%. In the event of early termination of the management agreements, the Manager will receive additional fees based on the unexpired term and expected future base and incentive management fees. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.

Incentive fees are payable on a portfolio by portfolio basis for Residence Inn properties. The Company has three portfolios of multiple hotels (Res I, Res II and Res III) with separate management agreements which are subject to this calculation. The Company records incentive management fee exposure when it is considered probable that these fees will be paid. The Company has recorded approximately $715,000 of deferred incentive management fees on the Res III portfolio. The Company has not recorded any deferred incentive management fees for the Res I and Res II portfolios. The Redmond hotel’s management agreement does not include deferred incentive management fees; however, incentive fees are payable each year based on income in excess of a defined owner’s priority. For December 31, 2004 and 2003, the Company has incurred and paid approximately $308,407 and $453,861, respectively, for incentive fees related to the Redmond property.

The following table summarizes deferred incentive management fees (“DIMF”) under these management agreements (dollars in millions).

	DIMF Assumed	IMF Accumulated Post- Acquisition	Total IMF	Post-acquisition IMF Paid	Total DIMF	Amount accrued in Consolidated Balance Sheet
Res I	$6.7	$6.9	$13.6	$0.0	$13.6	$0.0
Res II	7.0	4.3	11.3	0.0	11.3	0.0
Res III	0.0	1.2	1.2	0.5	0.7	0.7
Redmond	0.0	0.8	0.8	0.8	0.0	0.0

Total	$13.7	$13.2	$26.9	$1.3	$25.6	$0.7

No amounts of DIMF were recorded upon the acquisition of Res I and Res II as the fair value of these amounts were not readily determinable and payment was not considered probable.

In addition to the base management and incentive management fees required by the management agreements, the Company is also required to pay certain shared services which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Shared services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, public relations and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries on a fair and equitable basis. For the year ended December 31, 2004 and 2003, respectively, total expenses incurred under the Marriott agreements were $18.4 million and $17.4 million, or 11.3% and 11.6% of revenue provided by the Marriott managed properties.

Homewood Suites Hotels

The Company’s 17 Homewood Suites hotels are managed by Promus Hotels, Inc. (“Promus”), a wholly owned subsidiary of Hilton Hotels Corporation (“Hilton”) under the terms of separate management agreements, as part of the Homewood Suites by Hilton franchise. The initial term is generally 15 years with no option to renew; however, two hotel properties in this portfolio have renewal options of two five year periods each. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. Promus charges fees for this function, which are calculated as a percentage of revenue. Incentive management fees are calculated, for certain properties, on the basis of operating profit of the hotels. No incentive management fees were earned in 2004 or 2003. Promus also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites by Hilton and to participate in its reservation system. Total expenses for franchise fees, management fees, advertising expenses and other reimbursable services were $6.0 million and $5.3 million, or 11.8% and 11.9% of revenue provided by the Hilton managed properties, respectively, for the years ended December 31, 2004 and 2003.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length and the results of the Company’s operations could be different if these transactions were conducted with non-related parties.

The Company, through a wholly owned subsidiary, has an advisory agreement with Apple Hospitality Five Advisors, Inc., (AFA), whereby the Company receives advisory fee revenue equal to 0.1% to 0.25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for Company personnel performing advisory and real estate acquisition due diligence for Apple Hospitality Five, Inc. For the year ended December 31, 2004 and 2003, the Company received advisory fee revenue in the amount of $730,138 and $296,435, respectively, under this agreement. AFA is 100% owned by Mr. Knight.

The Company also provides support services to Apple Six Advisors, Inc. (A6A), Apple Hospitality Five Inc., and Apple REIT Six, Inc. A6A provides day to day advisory and real estate due diligence services to Apple REIT Six, Inc. A6A is 100% owned by Mr. Knight. Each of these companies have agreed to reimburse the Company for its costs in providing these services. For the year ended December 31, 2004, the Company has received reimbursement of its costs totaling approximately $649,000. Mr. Knight is Chairman and Chief Executive Officer of Apple Hospitality Five, Inc. and Apple REIT Six, Inc. Additionally, the members of the Company’s Board of Directors are the same as the members of the Board of Directors for Apple Hospitality Five, Inc. and Apple REIT Six, Inc.

Results of Operations for Years 2004 and 2003

The Company continued to experience the effects of economic weakness in some of its markets and the effects of closing rooms to complete its major renovation project for many of its hotels during the first quarter of 2004. As a result, the Company’s financial results were lower than the same period in 2003. During the remainder of 2004, the Company began to see improved economic conditions in some of its markets, and it substantially completed its major renovation program. As a result, the Company’s results for the full year exceeded the same period in 2003.

Revenues

The Company’s principal source of revenue is hotel suite revenue. For the years ended December 31, 2004 and 2003 the Company had suite revenue and other revenue of $207,735 and $5,907, and $189,600 and $6,206, respectively. For the years ended December 31, 2004 and 2003, the hotels achieved average occupancy of 76% and 74%, ADR of $95 and $91 and REVPAR of $72 and $67, respectively. ADR, or average daily rate, is calculated as room revenue divided by number of rooms sold, and REVPAR, or revenue per available room, is calculated as occupancy multiplied by ADR. The increase in REVPAR is a result of completing the renovation of 26 hotels in 2004 and improved economic conditions. During the renovation program, suites were taken out of service. This program was completed in the middle of 2004.

Expenses

The Company’s hotel operating expenses totaled $128.8 million or 60% of revenue and $119.7 million or 61% of revenue for the years ended December 31, 2004 and 2003, respectively. The improvement as a percentage of revenue was a result of improved REVPAR.

Taxes, insurance and other expense for the years ended December 31, 2004 and 2003 was $15.1 million or 7% of revenue and $12.8 million or 7% of revenue, respectively. The increase is due substantially to increased assessments and tax rates in various localities.

The Company’s general and administrative expenses for the years ended December 31, 2004 and 2003 were $2.5 million or 1% of revenue and $1.9 million or 1% of revenue, respectively. The increase is due substantially to increased reporting and accounting requirements under Section 404 of the Sarbanes-Oxley Act.

Depreciation expense for the years ended December 31, 2004 and 2003 was $24.6 million and $19.3 million, respectively. Depreciation expense represents expense of the Company’s 66 hotels and related personal property, as well as renovations. The increase in depreciation is due to the Company’s major renovation project in 2003 and 2004 and the acquisition of Apple Suites, Inc. in the first quarter of 2003.

Interest expense was $27.8 million and $25.5 million for the years ended December 31, 2004 and 2003, respectively. The increase is due to a $16 million line of credit entered into by the Company in 2004 with an interest rate of LIBOR plus 2.5% and in 2003 the Company capitalized interest of $1.6 million associated with its renovation program as compared to $496,000 in 2004.

On November 10, 2004, the Company closed on a refinancing transaction associated with the Res II Partnership debt. In association with this transaction, the Company incurred approximately $1.7 million in loan costs which will be amortized over 10 years and recognized a loss on early extinguishment of debt of approximately $8.8 million, which includes a credit of $1.9 million related to the debt’s outstanding fair value adjustment.

The Company incurred approximately $15.9 million in expenses in 2003 related to the Apple Suites merger. The expenses include approximately $10.2 million associated with the conversion of the series B convertible preferred shares to series C convertible shares and $5.5 million associated with the termination of the advisory agreement with ASA.

Results of Operations for Years 2003 and 2002

Revenues

The Company’s principal source of revenue is hotel suite revenue. For the years ended December 31, 2003 and 2002, the Company had suite revenue and other revenue of $189.6 million and $6.2 million and $102.9 million and $3.3 million, respectively. The increase in revenues is attributable to the acquisition of the Redmond hotel; the Company’s merger with Apple Suites, Inc; and the revenues associated with a full year of operations for the Company’s other hotel properties. For the years ended December 31, 2003 and 2002, the hotels achieved average occupancy of 74% and 78%, ADR of $91 and $92 and REVPAR of $67 and $71, respectively. ADR, or average daily rate, is calculated as room revenue divided by number of rooms sold, and REVPAR, or revenue per available room, is calculated as occupancy multiplied by ADR. The decrease in occupancy, ADR and REVPAR for the years ended December 31, 2003 is related to the Company’s major renovation program at its hotel properties and a general industry decline due to economic conditions throughout the U.S. During the renovations program, suites are taken out of service while renovations are completed. The Company estimates approximately 54,000 room nights were out of service in 2003.

For the year ended December 31, 2003 and 2002, the Company had interest income of $840,681 and $1.3 million, respectively. Interest income represents earnings on excess cash, invested in short term money market instruments.

Expenses

The Company’s hotel operating expenses totaled $50 million or 26% of suite revenue and $24.8 million or 24% of suite revenue for the years ended December 31, 2003 and 2002, respectively. The reduction of REVPAR has increased hotel operating expenses on a percentage of revenue basis due primarily to lower ADR and to fixed costs associated with operating a hotel.

The Company’s general and administrative expenses for the year ended December 31, 2003 and 2002 were $1.9 million or 1% of suite revenue and $1.9 million or 2% of suite revenue, respectively. This percentage decreased as the Company’s asset base grew during 2003.

Taxes, insurance and other expense for the year ended December 31, 2003 and 2002 was $12.8 million or 7% of suite revenue and $6.6 million or 6% of suite revenue, respectively.

Depreciation expense for the year ended December 31, 2003 and 2002 was $19.3 million and $7.6 million, respectively. Depreciation expense for 2003 represents expense of the Company’s 66 hotels and related personal property, as well as a full year of renovations; and expense for 2002 represents expense of 48 hotels and related personal property owned at December 31, 2002. The Company’s capital expenditures increased from $6.8 million in 2002 to $48.6 million in 2003, as part of a major renovation program.

Interest expense was $25.5 million and $13.4 million for the year ended December 31, 2003 and 2002 respectively. Interest expense for the year ended December 31, 2003, represents interest on the 8.08%, $53 million promissory note assumed in conjunction with the Crestline acquisition, interest expense on the refinance of the Res I Partnership acquisition debt in the amount of $83 million at a fixed interest rate of 7.4%, interest expense on the 8.85%, $130 million promissory note assumed in conjunction with the Res II Partnership acquisition, interest expense on the $20 million Redmond acquisition at 8.375% and Apple Suites debt of $76 million at and average rate of 8.4%. Interest expense also includes approximately $2.5 million in amortization of the Company’s fair value adjustment, and amortization of the premium on the Company’s note payable to Glade M. Knight. Interest for the year ended December 31, 2002 represented the Crestline mortgage, Res I mortgages, and Res II mortgages, as well as an adjustment for early extinguishment of debt related to the Res I mortgage.

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

Liquidity and Capital Resources

		Amount of Commitment expiring per period
Commercial Commitments (000’s)	Totals	Less than 1-1 year	2-3 years	4-5 years	Over 5 years
Total Debt Commitments (including approximately $206 million in interest)	$573,618	$43,028	$68,136	$68,136	$394,318
Note payable-related party	4,480	—	4,480	—	—

Total Commercial Commitments	$578,098	$43,028	$72,616	$68,136	$394,318

Cash and cash equivalents

Cash and cash equivalents totaled $13.1 million at December 31, 2004 and $17.3 million at December 31, 2003. The Company plans to use this cash for distributions to shareholders, debt service and to fund general corporate expenses.

Equity

Effective February 20, 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. During the year ended December 31, 2004, approximately $680,751 Units were issued under the dividend reinvestment plan representing proceeds to the Company of approximately $6.8 million, under this plan.

During 2003, the Company instituted a Unit Redemption Program to provide limited interim liquidity to the Company’s shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-serve basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the Units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the years ended December 31, 2004 and 2003, the Company redeemed 882,773 and 875,357 Units in the amounts of $8,779,470 and $8,690,335, respectively. The Company currently intends to redeem shares to the extent of proceeds received from the dividend reinvestment plan.

Notes Payable

The aggregate amounts of principal payable under all of the Company’s promissory notes, for the five years subsequent to December 31, 2004 are as follows:

2005	$15,859
2006	7,184
2007	7,769
2008	8,326
2009	9,079
Thereafter	319,535

367,752
Fair Value Adjustment of Assumed Debt	5,010

$372,762

The Company’s notes payable are secured by 64 of the Company’s hotels.

During 2004, the Company entered into a short-term credit facility and refinanced the debt associated with its Res II portfolio. The short-term credit facility which expires in April 2005 and has an outstanding balance of $11 million at December 31, 2004 is secured by two properties and bears interest at LIBOR plus 2.5% per year. Although there can be no assurances, the Company plans to refinance this credit facility in 2005.

On November 10, 2004, the Company closed on a refinancing transaction with Wachovia Bank, National Association, as the lender. The refinancing involved 21 separate loans having an aggregate principal balance of $135 million. The 21 promissory notes executed in connection with the refinancing are substantially similar in that each provide a stated annual interest rate of 6.88%, each note matures on November 11, 2014 with an aggregate balloon payment of approximately $111 million, and each note provides a payment of interest only in monthly installments for the first 12 months, followed by amortized payments of principal and interest in consecutive monthly installments thereafter.

In association with the above transaction, the Company incurred approximately $1.7 million in loan costs which will be amortized over 10 years and recognized a loss on early extinguishment of debt of approximately $8.8 million.

Capital Requirements and Resources

The Company’s distribution policy is at the discretion of the Board of Directors and depends on several factors. The distribution rate for the year ended December 31, 2003 was at a rate of $1.50 per Unit outstanding, including a one time special dividend of $0.50 per Unit in January 2003. In July and October 2004, the Company declared and paid a dividend to its shareholders of $0.20 per Unit outstanding. The total dividends declared and paid for the year ended December 31, 2004 was $0.90, per Unit outstanding. The reduction to $0.20 per quarter in the dividend rate was a result of the Company’s investment in its renovation program. The Company’s dividends have historically included a return of capital. In 2004, 45% of the dividend was characterized as return of capital and 55% ordinary income.

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

As a result of the Company’s renovation program, the Company funded approximately $12.4 million in addition to the 5% requirement in 2004. During the years ended December 31, 2004 and 2003, the Company capitalized approximately $22.2 million and $48.3 million, respectively, in capital improvements to the properties. Of the amount capitalized during the years ended December 31, 2004 and 2003, approximately $16 million and $40 million, respectively, relates to the Company’s major renovation program and approximately $6 and $9 million, respectively, relates to the Company’s normal furniture, fixtures and equipment expenditures. To fund its renovation projects the Company obtained a short-term credit facility. It is anticipated cash from available credit facilities and income from operations will be used to fund the Company’s ongoing debt service and capital improvement projects. Distributions to shareholders will depend on income from operations. As a result there can be no assurance that income from operations will be sufficient to fund distributions at historic levels.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the hotels may cause quarterly fluctuations in revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand to make distributions and required debt service.

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

Capitalization Policy

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, with the aggregate cost of the group purchase being at least $750, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (3) for major repairs to buildings, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties are less than the properties’ carrying amounts. Impairment losses are measured as the difference between the asset’s fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

Investment Policy

The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, intangible assets and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards, commonly referred to as SFAS No. 141, “Business Combinations”. The purchase price is allocated based on the fair value of each component at the time of acquisition. Generally the Company does not acquire real estate assets that have in-place leases as lease terms for hotel properties are very short term in nature. The Company has not allocated any purchase price to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts are not considered material.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and subsequently revised FIN 46 in December 2003. Effective January 1, 2004, the Company adopted the provisions of FIN 46. The Company did not identify any variable interest entities (VIEs) as defined by FIN 46.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123 (R) must be adopted no later than July 1, 2005 by the Company. The adoption of the statement is not anticipated to have a material impact on the Company’s financial results.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2004, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company has issued fixed interest rate notes payable to lenders under permanent financing arrangements. The Company believes that the estimated fair value of the amounts outstanding under the fixed rate notes payable approximated the outstanding principal amount of $372.8 million at December 31, 2004 which is included in the Company’s financial statements. The following table summarizes the annual maturities and average interest rates.

(000’s)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Market Value
Maturities	$15,859	$7,184	$7,769	$8,326	$9,079	$319,535	$367,752	$372,762
Average Interest Rate	7.5%	7.6%	7.6%	7.6%	7.6%	7.6%

Item 8. Financial Statements and Supplementary Data

Report of Management on Internal Control Over Financial Reporting

March 4, 2005

To the Shareholders

Apple Hospitality Two, Inc.

Management of Apple Hospitality Two, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2004, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, have issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which appears on the next page of this annual report.

/s/ Glade M. Knight	/s/ Bryan Peery
Glade M. Knight	Bryan Peery
Chairman and Chief Executive Officer	Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

The Board of Directors and Stockholders

Apple Hospitality Two, Inc.

We have audited management’s assessment, included in the accompanying “Report of Management on Internal Control over Financial Reporting”, that Apple Hospitality Two, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple Hospitality Two, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Apple Hospitality Two, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Apple Hospitality Two, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Apple Hospitality Two, Inc., as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for the three years in the period ended December 31, 2004, and our report dated March 4, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

March 4, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Apple Hospitality Two, Inc.

We have audited the accompanying consolidated balance sheets of Apple Hospitality Two, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index of Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Hospitality Two, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Apple Hospitality Two, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

March 4, 2005

Apple Hospitality Two, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31, 2004	December 31, 2003
ASSETS
Investment in hotels, net of accumulated depreciation of $52,331 and $27,705, respectively	$636,206	$638,658
Cash and cash equivalents	13,118	17,296
Restricted cash-furniture, fixtures & equipment and other escrows	7,259	33,738
Due from third party manager	4,647	—
Other assets	3,374	2,421

TOTAL ASSETS	$664,604	$692,113

LIABILITIES
Notes payable-secured	$372,762	$362,763
Note payable-related party	3,881	3,595
Accounts payable & accrued expenses	1,816	3,648
Accounts payable-prior limited partners	8,501	8,815
Due to third party manager, net	—	2,377
Interest payable	1,191	1,280
Deferred incentive management fees payable	715	715

TOTAL LIABILITIES	388,866	383,193

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 15,000,000 authorized, none issued and outstanding	—	—
Series A Preferred stock, no par value, authorized 200,000,000 shares; 40,442,616 and 40,644,638 shares outstanding, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding — and — shares, respectively	—	—
Series C convertible preferred stock, no par value, authorized 1,272,000; issued and outstanding 1,272,000 and 1,272,000 shares, respectively	10,176	10,176
Common stock, no par value, authorized 200,000,000 shares; outstanding 40,442,616 shares, and 40,644,638 shares, respectively	347,376	349,406
Distributions greater than net income	(81,814)	(50,662)

TOTAL SHAREHOLDERS’ EQUITY	275,738	308,920

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$664,604	$692,113

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
REVENUES
Suite revenue	$207,735	$189,600	$102,896
Other revenue	5,907	6,206	3,324

Total revenues	213,642	195,806	106,220

EXPENSES
Hotel operating expense	55,411	50,000	24,817
Hotel administrative expense	19,176	18,315	11,865
Sales and marketing	15,036	14,068	5,976
Utilities	10,207	9,735	4,554
Repair and maintenance	11,833	11,539	3,027
Franchise fees	8,319	7,661	4,092
Management fees	5,429	5,070	3,094
Chain services	3,390	3,327	1,736
Taxes, insurance and other	15,066	12,763	6,578
Merger expense-related party	—	15,914	—
General and administrative	2,505	1,948	1,943
Depreciation of real-estate owned	24,626	19,264	7,562

Total expenses	170,998	169,604	75,244

Operating income	42,644	26,202	30,976
Interest income	382	841	1,293
Debt extinguishment costs	(8,803)	—	—
Interest expense	(27,774)	(25,546)	(13,402)

Net income	$6,449	$1,497	$18,867

Basic and diluted income per common share	$0.15	$0.04	$0.88

Weighted average shares outstanding	41,728	41,421	21,557

Distributions paid per common share	$0.90	$1.50	$1.00

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Series B Preferred Convertible Stock		Series C Preferred Convertible Stock		Common Stock		Distributions Greater than Net income	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2001	240	$24	—	$—	13,908	$122,889	$(2,452)	$120,461
Net proceeds from the sale of common shares	—	—	—	—	15,507	137,807	—	137,807
Common shares issued through reinvestment of distributions	—	—	—	—	743	7,435	—	7,435
Net income	—	—	—	—	—	—	18,867	18,867
Cash distributions declared to shareholders ($1.00 per share)	—	—	—	—	—	—	(21,588)	(21,588)

Balance at December 31, 2002	240	24	—	—	30,158	268,131	(5,173)	262,982
Common shares redeemed	—	—	—	—	(874)	(8,832)	—	(8,832)
Common shares issued through merger with Apple Suites, Inc.	—	—	—	—	11,361	90,107	—	90,107
Series B preferred convertible shares issued through merger with Apple Suites, Inc.	(240)	(24)	—	—	—	—	—	(24)
Series C preferred convertible shares issued through merger with Apple Suites, Inc.	—	—	1,272	10,176	—	—	—	10,176
Net income	—	—	—	—	—	—	1,497	1,497
Cash distributions declared to shareholders ($1.25 per share)	—	—	—	—	—	—	(46,986)	(46,986)

Balance at December 31, 2003	—	—	1,272	10,176	40,645	349,406	(50,662)	308,920
Common shares redeemed	—	—	—	—	(883)	(8,779)	—	(8,779)
Common shares issued through dividend reinvestment	—	—	—	—	681	6,749	—	6,749
Net income	—	—	—	—	—	—	6,449	6,449
Cash distributions declared to shareholders ($0.90 per share)	—	—	—	—	—	—	(37,601)	(37,601)

Balance at December 31, 2004	—	$—	1,272	$10,176	40,443	$347,376	$(81,814)	$275,738

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Cash flow from operating activities:
Net income	$6,449	$1,497	$18,867
Adjustments to reconcile to cash provided by operating activities:
Depreciation	24,626	19,264	7,562
Non-cash portion of merger related expense	—	13,576	—
Net amortization of fair value adjustment to mortgage notes payable	(3,930)	(2,506)	(722)
Amortization of deferred financing costs	143	124	32
Imputed interest	—	—	450
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from/to third party manager	(7,024)	7,030	(2,014)
Other escrows	1,167	(201)	(721)
Other assets	885	66	(1,268)
Account payable-affiliate	286	(18)	(105)
Interest payable	(89)	(39)	952
Accrued expenses	(2,146)	(2,870)	970

Net cash provided by operating activities	20,367	35,923	24,003
Cash flow from investing activities:
Decrease (increase) in cash restricted for capital improvements	11,379	2,399	(5,223)
Net cash paid for hotel acquisitions	—	(12,550)	(13,422)
Net cash paid for acquisition of Apple Suites, Inc. and Apple Suites Advisors	—	(15,341)	—
Decrease in prior shareholder escrow	8,815	—	—
Capital improvements	(22,174)	(48,326)	(6,803)
(Increase) decrease in deposits on capital improvement projects	(259)	2,136	(2,809)

Net cash used in investing activities	(2,239)	(71,682)	(28,257)
Cash flow from financing activities
Proceeds from issuance of common stock	6,749	—	145,242
Redemption of common stock	(8,779)	(8,832)	—
Proceeds from mortgage notes payable	135,000	—	83,000
Net proceeds from secured line of credit	11,000	—	—
Repayment of unsecured line of credit	—	(3,000)	—
Payment of financing costs	(1,722)	—	(1,224)
Capital lease obligations-principal amounts	—	—	(368)
Reduction in debt service escrow	5,118	—	—
Repayment of secured notes payable	(132,071)	(6,391)	(95,012)
Cash distributions paid to shareholders	(37,601)	(54,244)	(17,331)

Net cash provided by (used in) financing activities	(22,306)	(72,467)	114,307
Increase (decrease) in cash and cash equivalents	(4,178)	(108,226)	110,053
Cash and cash equivalents, beginning of period	17,296	125,522	15,469

Cash and cash equivalents, end of period	$13,118	$17,296	$125,522

Supplemental information:
Interest paid, net of amounts capitalized	$27,863	$27,146	$13,402
Non-cash transactions:
Other assets assumed in acquisitions	$—	$1,779	$—
Escrows assumed in acquisitions	$—	$1,131	$15,934
Assumption of mortgage notes payable	$—	$102,363	$229,156
Deposit for acquisitions used for acquisition of hotels	$—	$—	$35,000
Issuance of common stock	$—	$90,107	$—
Issuance of Series C shares	$—	$10,200	$—
Liabilities assumed in acquisition	$—	$4,136	$4,137

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Organization

Apple Hospitality Two, Inc. (the “Company”), a Virginia corporation, was formed on January 17, 2001, with the first investor closing on May 1, 2001. The Company merged with Apple Suites, Inc. (Apple Suites) on January 31, 2003 and results of Apple Suites operations are included in Company results from February 1, 2003. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

The Company owns 66 extended stay hotels and is operated as and has annually elected to be taxed as a real estate investment trust (“REIT”). The REIT Modernization Act, effective January 1, 2001, permits a REIT to establish taxable businesses to conduct certain previously disallowed business activities. The Company has formed wholly-owned taxable REIT subsidiaries, and has leased all of its hotels to these subsidiaries (collectively, the “Lessee”).

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximate their carrying value. Cash equivalents are placed with high credit quality institutions and the balances may, at times, exceed federal depository insurance limits.

Investments in hotels

The hotels are stated at cost, net of depreciation. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 10-39 years for buildings and major improvements and three to seven years for furniture and equipment.

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, with the aggregate cost of the group purchase being at least $750, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (3) for major repairs to buildings, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

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

The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, intangible assets and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. The purchase price is allocated based on the fair value of each component at the time of acquisition. The Company generally does not acquire real estate assets that have in-place leases as lease terms for hotel properties are very short term in nature. The Company has not allocated any purchase price to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts is not considered material.

Revenue Recognition

Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Stock Incentive Plans

The Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options. As discussed in Note 5, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant and other criteria are met, no compensation expense is recognized.

Comprehensive Income

The Company recorded no comprehensive income for the years ended December 31, 2004, 2003 or 2002.

Earnings per common share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. Series C preferred convertible stock is included in basic and diluted earnings per common share as these shares are considered common stock equivalents.

Income Taxes

As a REIT, the Company receives a deduction for its distributions to shareholders and is required to distribute 90% of its earnings and profits. Earnings and profits will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The Company’s distributions are taxable to its shareholders to the extent the distribution is characterized as ordinary income. The characterization of 2004 distributions of $0.90 per share for tax purposes was 55% ordinary income and 45% return of capital, 2003 distributions of $1.50 per share for tax purposes was 84% ordinary income and 16% return of capital, and 2002 distributions of $1.00 per share for tax purposes was 61% ordinary income and 39% return of capital (unaudited).

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a financial reporting and taxable loss for the years ended December 31, 2004, 2003, and 2002, and therefore did not have any federal tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry-forward for federal income tax purposes was approximately $22.3 million at December 31, 2004. There are no material differences between the book and tax basis of the Company’s assets.

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

Reclassifications

During the third quarter of 2002, the Company recorded an extraordinary item of $273,789 related to the early extinguishment of debt. The Company has reclassified this amount from an extraordinary item to interest expense which is included in income from continuing operations, in accordance with SFAS Statement No. 145, which became effective January 1, 2003 with retroactive application.

Summary of Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and subsequently revised FIN 46 in December 2003. Effective January 1, 2004, the Company adopted the provisions of FIN 46. The Company did not identify any variable interest entities (VIEs) as defined by FIN 46.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, Pro forma disclosure is no longer an alternative. Statement 123 (R) must be adopted no later than July 1, 2005 by the Company. The adoption of the statement is not anticipated to have a material impact on the Company’s financial results.

Note 2

Investment in Hotels

At December 31, 2004, the Company owned 66 hotels, with a total of 7,869 suites. Of the Company’s 66 hotels, 49 are Residence Inn by Marriott properties consisting of 5,947 suites, and 17 are Homewood Suites by Hilton consisting of 1,922 suites.

Investment in hotels consisted of the following as of December 31:

	2004	2003
Land	$139,110,760	$139,098,160
Building and improvements	493,678,033	475,597,441
Furniture fixtures and equipment	55,748,667	51,667,967

	688,537,460	666,363,568

Less: accumulated depreciation	(52,330,994)	(27,705,484)

Investment in hotels, net	$636,206,466	$638,658,084

Acquisition of Apple Suites, Inc.

The Company entered into a merger agreement with Apple Suites on October 23, 2002. Effective January 31, 2003, Apple Suites merged with and into Hospitality Acquisition Company, the Company’s wholly-owned subsidiary (the “Merger”). Apple Suites owned, either directly or through its subsidiaries, a total of 17 upper-end extended-stay hotels throughout the United States, which comprised a total of 1,922 suites, and all of which are operated as part of the Homewood Suites by Hilton franchise system. Mr. Glade M. Knight, Chairman and Chief Executive Officer of the Company, was also the Chairman and Chief Executive Officer of Apple Suites, Inc.

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

Also, in connection with this transaction, the Company terminated its advisory contract with Apple Suites Advisors, Inc. (“ASA”) and became self advised with all employees of ASA becoming employees of the Company. To implement the termination of the advisory agreement, the Company purchased ASA. The Company acquired all of Mr. Glade M. Knight’s stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement. Mr. Knight received a cash payment of $2 million and a non-interest-bearing promissory note, due four years after the Merger, in a principal amount of $4.48 million. The Company recognized an expense of $5.5 million related to this transaction during 2003. Also in connection with the Merger and the termination of the advisory agreement with ASA, the Company’s outstanding Series B convertible preferred shares were exchanged for 1,272,000 newly created Series C convertible preferred shares which have the same voting and distribution rights as if they had already been converted into 1,272,000 common shares (see Note 4). In connection with this transaction, the Company recognized expense of $10,152,000 in the consolidated statement of operations for the year ended December 31, 2003.

Other Acquisition

Effective January 3, 2003, the Company acquired a Residence Inn by Marriott hotel in Redmond, Washington, which contains 180 suites and was in operation when acquired. The hotel offers one and two room suites with the amenities generally offered by upscale extended-stay hotels. It is located in a developed area near Seattle, Washington.

The gross purchase price for the hotel was $32,550,000. This amount was satisfied at closing by cash payments and other adjustments in the approximate amount of $12,550,000 and the assumption of existing secured debt with an outstanding principal balance of $20,004,280.

Renovation Program

During 2003, the Company began a major renovation program at its hotel properties. This program included 26 hotels and was completed in 2004. During this program, suites were taken out of service while renovations were completed. During the time period units were out of service, the Company capitalized interest, taxes and insurance costs related to these units. During 2004 and 2003 the Company capitalized approximately $600,000 and $2.1 million, respectively, in costs associated with rooms out of service. Although this program included a specific group of hotels, the Company will continue to renovate individual hotels as warranted from a cost benefit analysis.

Note 3

Notes Payable

The aggregate amounts of principal payable under all of the Company’s promissory notes, for the five years subsequent to December 31, 2004 are as follows:

2005	$15,859
2006	7,184
2007	7,769
2008	8,326
2009	9,079
Thereafter	319,535

367,752
Fair Value Adjustment of Assumed Debt	5,010

$372,762

Notes payable consists of the following:

The Company has a note in the original principal amount of $82 million, secured by 15 of its hotels. The term of the note is 10 years with a 25 year amortization. The note bears interest at the fixed rate of 7.4% per annum and payments are made in monthly installments of principal and interest. The loan matures in October 2012 with an aggregate balloon payment of approximately $67 million. The outstanding balance at December 31, 2004 and 2003 was approximately $80.5 million and $81.7 million, respectively.

Prior to November 10, 2004, the date of refinancing, the Company had a note encumbered by 23 hotel properties with an annual interest rate of 8.85%. The note was payable in monthly installments of principal and interest and had an outstanding balance on the date of refinancing of approximately $125 million. On November 10, 2004, the Company closed on a refinancing of this note. The refinancing involved 21 separate loans having an aggregate principal balance of $135 million. The 21 promissory notes are substantially similar in that each provide a stated annual interest rate of 6.88%, each note matures on November 11, 2014 with an aggregate balloon payment of approximately $111 million, and each note provides a payment of interest only in monthly installments for the first 12 months, followed by amortized payments of principal and interest in consecutive monthly installments thereafter. In association with this transaction, the Company incurred approximately $1.7 million in loan costs which will be amortized over 10 years using the effective interest method and recognized debt extinguishment costs of approximately $8.8 million, which includes a credit of $1.9 million related to the debt’s outstanding fair value adjustment.

The Company has a note in the amount of approximately $50 million, secured by 10 of its hotels. The note bears a fixed interest rate of 8.08% per annum. The maturity date is January 2010, with a balloon payment of $35.4 million. The loan is payable in monthly installments including principal and interest. The outstanding balance at December 31, 2004 and 2003 was approximately $47.7 million and $49.5 million, respectively.

The Company has a note in the amount of approximately $20 million, secured by its Redmond hotel. The note provides for an applicable interest rate of 8.375% per year. The note requires consecutive monthly payments of principal and interest in the amount of $163,348. The note matures in December 2025. The outstanding balance at December 31, 2004 and 2003 was approximately $19.4 and $19.7 million, respectively.

In conjunction with the acquisition of Apple Suites, the Company assumed the following secured notes:

•	A secured note with an original principal amount of $9.5 million that bears interest at 8.3% per annum and is secured by two hotels. The note is amortized over 25 years and matures in January 2012. Payments of principal and interest are made monthly. The outstanding balance at December 31, 2004 and 2003 was approximately $9.2 and $9.3 million, respectively.

•	A secured note with an original principal amount of $7.5 million that bears interest at 8.14% per annum and is secured by one hotel. The note is amortized over 25 years and matures in September 2011. Payments of principal and interest are made monthly. The outstanding balance at December 31, 2004 and 2003 was $7.2 and $7.3 million, respectively.

•	A secured note with an original principal amount of $10.7 million that bears interest at 8.15% per annum and is secured by one hotel. The note is amortized over 25 years and matures in June 2011. Payments of principal and interest are made monthly. The outstanding balance at December 31, 2004 and 2003 was $10.2 and $10.4 million, respectively.

•	A secured note with an original principal amount of $50 million that bears interest at 9% per annum and is secured by 11 hotels. The note is amortized over 25 years and matures on September 2010. Payments of principal and interest are made monthly. The outstanding balance at December 31, 2004 and 2003 was $47.6 and $48.2 million, respectively.

In 2004, the Company entered into a $16 million dollar secured line of credit. The line bears interest at LIBOR (2.09% at December 31, 2004) plus 2.5%, matures in April 2005 and is secured by two hotels. As of December 31, 2004, the Company had $11 million outstanding under the line of credit.

The Company has an unsecured promissory note due to its Chairman and CEO. The note was part of the purchase price of ASA. The principal and interest are due on January 31, 2007. The outstanding balance at December 31, 2004 and 2003 was $3.9 million and $3.6 million, respectively.

The outstanding balance of the Company’s notes payable at December 31, 2004 and 2003 approximates fair market value at those dates.

Note 4

Shareholders’ Equity

The Company raised equity capital through a best efforts offering of Units by David Lerner Associates, Inc. (the “Managing Dealer”). One Unit consists of one common share and one Series A preferred share of the Company. Through the close of the offering on November 26, 2002, 30.1 million Units were sold netting the Company $270,000,336. An additional 11.4 million Units were issued as part of the merger with Apple Suites.

Also in connection with the Apple Suites merger, all of the Company’s 240,000 Series B convertible preferred shares were exchanged for 1,272,000 Series C convertible preferred shares of the Company. Expense related to the issuance of the Series B convertible preferred shares was determined based on the fair value of the Series B convertible preferred shares at conversion date in excess of amounts paid by these individuals. The fair value was determined to be $8 per share at the date of the Merger. The holders of the Series B convertible preferred shares, including Mr. Knight, would have otherwise been entitled to receive 1,272,000 Units upon conversion of the Series B convertible preferred shares in connection with the termination of the Company’s advisory agreement with ASA and the Company’s property acquisition/disposition agreement with Apple Suites Realty Group, Inc. (“ASRG”). The new Series C convertible preferred shares have a liquidation preference comparable to the Series B convertible preferred shares, in that holders of Series C convertible preferred shares will receive no payments in liquidation for their Series C convertible preferred shares until holders of Units are paid in full for their Series A preferred shares. The Series C convertible preferred shares have the same voting rights and rights to receive dividend distributions as if they had already been converted to common shares.

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

The Company’s articles of incorporation authorize issuance of up to 15 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares (discussed above) have been issued. The Company believes that the authorization to issue additional preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series C convertible preferred shares. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the board of directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

Note 5

Stock Incentive Plans

The Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options. The alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“FASB 123”) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant and other criteria are met, no compensation expense is recognized.

For purposes of SFAS No. 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. As the options are exercisable within six months of the date of grant, the full impact of the pro forma adjustment to net income is disclosed below. Amounts shown in thousands, except per share data.

(000’s)	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Net income, as reported	$6,449	$1,497	$18,867
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	10,176	—
Deduct: Stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	33	10,233	8

Pro forma net income as if the fair value method had been applied to all option grants	$6,416	$1,440	$18,859

Earnings per common share:
Basic and diluted-as reported	$0.15	$0.04	$0.88
Basic and diluted-pro forma	$0.15	$0.03	$0.88

Pro forma information regarding net income and earnings per share is required by FASB 123, under the fair value method described in that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: risk-free interest rates of 4.14%, 4.06% and 5.04%; expected volatility of approximately 0.272, 0.244 and 0.244, expected dividend yields of 8%, 8% and 10% and expected lives of approximately 10 years. Fair value of options granted was $1.00, $0.72 and $0.47, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Stock compensation expense included in the Statement of Operations for year ended December 31, 2003 was $10,176,000, attributable to the conversion of all 240,000 Series B convertible preferred shares to Series C convertible preferred shares. The amount of stock compensation expense that would have been recognized had the fair value method prescribed under SFAS No. 123 been applied is also $10,176,000, as the Merger, defined in Note 2, triggered the conversion of the Class B convertible preferred shares under a known conversion ratio. No stock compensation expense was included in the Statement of Operations for the year ended December 31, 2004.

On April 30, 2001, the Board of Directors approved a Non-Employee Directors Stock Option Plan (the “Directors Plan”) whereby Directors, who are not employees of the Company or affiliates, automatically receive options to purchase stock for five years from the adoption of the plan. Under the Directors Plan, the maximum number of shares to be issued is equal to 45,000 plus 1.8% of the number of Units sold in excess of 3,157,895 Units. This plan currently relates to the initial public offering of 20,157,895 Units and the additional offering of 10,000,036 Units; therefore, the maximum number of shares to be issued under the Directors Plan is currently 531,001. The options expire 10 years from the date of grant.

On April 30, 2001, the Board of Directors approved an Incentive Stock Option Plan (the “Incentive Plan”) whereby incentive awards may be granted to certain employees of the Company or affiliates. Under the Incentive Plan, the maximum number of Units to be issued is equal to 35,000 plus 4.625% of the number of shares sold in the initial offering in excess of 3,157,895 plus 4.4% of the total number of Units sold in additional offerings. This plan also currently relates to the initial public offering of 20,157,895 Units and the additional offering of 10,000,036 Units; therefore, the maximum number of Units that can be issued under the Incentive Plan is currently 1,261,252.

Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. Under the Incentive Plan, at the earliest, options become exercisable at the date of grant. The optionee has up to 10 years from the date on which the options first become exercisable to exercise the options. In 2004, the Company granted 33,372 options to purchase shares under the Directors Plan and granted no options under the Incentive Plan. In 2003, the Company granted 33,212 options to purchase shares under the Directors Plan and granted no options under the Incentive Plan. Also, as part of the Merger, the Company converted 45,888 options granted under the Apple Suites Director’s Plan to Company options with the same terms and agreements. In 2002, the Company granted 16,128 options to purchase shares under the Directors Plan and granted no options under the Incentive Plan. Activity in the Company’s share option plan during 2004, 2003 and 2002 is summarized in the following table:

	2004	2003	2002
Outstanding, beginning of year:	121,820	42,720	26,592
Granted	33,372	79,100	16,128
Exercised	—	—	—
Expired or canceled	—	—	—

Outstanding, end of year:	155,192	121,820	42,720

Exercisable, end of year:	155,192	121,820	42,720

The weighted-average exercise price:	9.93	9.91	9.74

Note 6

Management Agreements

Residence Inn Hotels

The Company’s Residence Inn hotels are subject to management agreements under which Residence Inn by Marriott, Inc. (the “Manager”) manages the hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of the Manager of up to an additional 50 years. The agreements generally provide for payment of base management fees, which are calculated annually as a percentage of sales, and incentive management fees over a priority return (as defined in the management agreements). Incentive management fees (IMF) are currently payable only if and to the extent there is sufficient cash flow from the hotels after consideration of qualifying debt service and after consideration to a priority return on investment, including property improvements. Amounts not currently payable are deferred and are payable in future years only if and to the extent there is sufficient cash flow from future operations or upon sale or refinancing of the hotels after consideration to a priority return to the Company (as defined in the management agreements), which is generally 12%. In the event of early termination of the management agreements, the Manager will receive additional fees based on the unexpired term and expected future base and incentive management fees. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.

Incentive fees are payable on a portfolio by portfolio basis for Residence Inn properties. The Company has three portfolios of multiple hotels with separate management agreements which are subject to this calculation. The Company records incentive management fee exposure when it is considered probable that these fees will be paid, which is generally when they become payable. The Company has recorded approximately $715,000 of deferred incentive management fees on the Res III portfolio. The Company has not recorded any deferred incentive management fees for the Res I and Res II portfolios. The Redmond hotel’s management agreement does not include deferred incentive management fees; however, incentive fees are payable each year based on income in excess of a defined owner’s priority. For the years ended December 31, 2004 and 2003, the Company has incurred and paid approximately $308,407 and $453,861, respectively, for incentive fees related to the Redmond property.

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

The following table summarizes deferred incentive management fees (“DIMF”) under these management agreements (dollars in millions).

	DIMF Assumed	IMF Accumulated Post- Acquisition	Total IMF	Post-acquisition IMF Paid	Total DIMF	Amount accrued in Consolidated Balance Sheet
Res I	$6.7	$6.9	$13.6	$0.0	$13.6	$0.0
Res II	7.0	4.3	11.3	0.0	11.3	0.0
Res III	0.0	1.2	1.2	0.5	0.7	0.7
Redmond	0.0	0.8	0.8	0.8	0.0	0.0

Total	$13.7	$13.2	$26.9	$1.3	$25.6	$0.7

No amounts of DIMF were recorded upon the acquisition of Res I and Res II as the fair value of these amounts were not readily determinable and payment was not considered probable.

In addition to the base management and incentive management fees required by the management agreements, the Company is also required to pay certain shared services which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Shared services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, public relations and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries on a fair and equitable basis. For the year ended December 31, 2004, 2003 and 2002, respectively, total expenses incurred under the Marriott agreements were $18.4 million, $17.4 million, and $11.5 million, respectively.

Homewood Suites Hotels

The Company’s 17 Homewood Suites hotels are managed by Promus Hotels, Inc. (“Promus”), a wholly owned subsidiary of Hilton Hotels Corporation (“Hilton”) under the terms of separate management agreements, as part of the Homewood Suites by Hilton franchise. The initial term is generally 15 years with no option to renew; however, two hotel properties in this portfolio have renewal options of two five year periods each. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. Promus charges fees for this management function, which are calculated as a percentage of revenue. Incentive management fees are calculated, for certain properties, on the basis of operating profit of the hotels. No incentive management fees were earned in 2004 or 2003. Promus also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites by Hilton and to participate in its reservation system. Total expenses for franchise fees, management fees, advertising expenses and other reimbursable services were $6.0 million and $5.3 million, respectively, for the years ended December 31, 2004 and 2003.

Note 7

Related Parties

Prior to January 31, 2003, the Company was externally-advised and had contracted with ASA to advise and provide day to day management services to the Company. In accordance with the contract, the Company paid ASA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. Concurrent with the Company’s merger with Apple Suites on January 31, 2003, the Company terminated its advisory contract with ASA and became self-advised. To implement the termination of the advisory agreement, the Company purchased ASA. The Company acquired all of Mr. Glade M. Knight’s stock in ASA instead of paying a $6.48 million termination fee due ASA under the advisory agreement. Mr. Knight received a cash payment of $2 million and a non-interest-bearing promissory note, due four years after the Merger, in a principal amount of $4.48 million. The Company recognized an expense of approximately $5.5 million related to this transaction during 2003. Also in connection with the Company’s Merger and the termination of the advisory agreement with ASA, the Company’s outstanding Series B convertible preferred shares were exchanged for 1,272,000 newly created Series C convertible preferred shares which have the same voting and dividend rights as if they had already been converted into 1,272,000 common shares (see note 2).

During 2003, the Company entered into an advisory agreement with Apple Hospitality Five Advisors, Inc. whereby the Company receives advisory fee revenue equal to .1% to .25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for providing day to day advisory and real estate due diligence services for Apple Hospitality Five, Inc. The Company received advisory fee revenue in the amount of $730,138 and $296,435, respectively, under this agreement for the years ended December 31, 2004 and 2003.

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

The Company also provides support services to Apple Six Advisors, Inc. (A6A), Apple Hospitality Five Inc., and Apple REIT Six, Inc. A6A provides day to day advisory and real estate due diligence services to Apple REIT Six, Inc. A6A is 100% owned by Mr. Knight. Each of these companies have agreed to reimburse the Company for its costs in providing these services. For the year ended December 31, 2004, the Company has received reimbursement of its costs totaling approximately $649,000.

Mr. Knight is Chairman and Chief Executive Officer of Apple Hospitality Five, Inc. and Apple REIT Six, Inc. and of Cornerstone Realty Income Trust, Inc., an apartment REIT. Additionally, the Company’s Board of Directors is the same as Apple Hospitality Five, Inc. and Apple REIT Six, Inc.

Note 8

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS 128 (in thousands):

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Numerator:
Net income and numerator for basic and diluted earnings	$6,449	$1,497	$18,867
Denominator:
Denominator for basic earnings per share-weighted-average shares	41,728	41,421	21,557
Effect of dilutive securities	1	1	1

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	41,729	41,422	21,558

Basic and Diluted earnings per common share	$0.15	$0.04	$0.88

Note 9

Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2004 and December 31, 2003, in thousands, except per share data:

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$49,480	$54,634	$58,775	$50,753
Net income (loss)	$2,086	$5,122	$6,751	$(7,510)
Basic and diluted earnings per common share	$0.05	$0.12	$0.16	$(0.18)
Distributions paid per share	$0.25	$0.25	$0.20	$0.20

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$43,445	$50,199	$52,743	$49,419
Net income (loss)	$(10,779)	$5,483	$5,076	$1,717
Basic and diluted earnings per common share	$(0.28)	$0.13	$0.12	$0.04
Distributions paid per share	$0.75	$0.25	$0.25	$0.25

Note 10

Pro Forma Information (unaudited)

The following pro forma information for the years ended December 31, 2003 and 2002 is presented as if the acquisition of Apple Suites, Inc. occurred on January 1, 2002. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2003, nor does it purport to represent the results of operations for future periods. Merger related costs associated with the Apple Suites merger have been excluded from the pro forma results, as they are associated with the merger and are non-recurring operating expenses. Amounts shown in thousands, except per share data.

	December 31, 2003	December 31, 2002
Hotel revenues	$199,526	$214,862
Net income	$17,402	$28,921
Net income per share basic and diluted	$0.38	$0.84

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

Note 12

Subsequent Events

In January 2005, the Company declared and distributed to its shareholders dividends in the amount of $8.3 million ($0.20 per share).

In January 2005, the Company redeemed 234,559 Units in the amount of $2.3 million.

In January 2005, through the Company’s Dividend Reinvestment Plan, 234,402 Units totaling $2.3 million were reinvested.

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

See Item 8 for the Company’s Report of Management on Internal Control Over Financial Reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

For information with respect to the Company’s directors and executive officers, see the information in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 11. Executive Compensation

For information with respect to the Company’s executive compensation, see the information in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

For information with respect to the Company’s security ownership of certain beneficial owners and management related shareholder matters, see the information in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

For information with respect to the Company’s certain relationships and related transactions, see the information in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

For information with respect to the Company’s principal accountant fees and services, see the information in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

For information with respect to the Company’s pre-approval policies for audit and non-audit services, see the information in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

1.	Financial Statements of Apple Hospitality Two, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

These financial statements are set forth in Item 8 of this report and are hereby incorporated by reference.

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation (Included at the end of this Part IV of this report.)

3.	Exhibits

Incorporated herein by reference are the exhibits listed under “Exhibits Index” to this Report available at www.sec.gov.

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2004

(Dollars in thousands)

	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost(1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Suites
Description		Land	Bldg./ FF&E	Bldg. Imp. & FF&E
Akron, Ohio	$5,460	$597	$3,665	$2,347	$6,609	$(699)	1987	August 2002	3 - 39 yrs.	112
Arcadia, California	14,850	2,284	6,380	2,121	10,785	(908)	1989	August 2002	3 - 39 yrs.	120
Atlanta, Georgia	4,291	1,757	10,360	1,243	13,360	(1,279)	1990	September 2001	3 - 39 yrs.	126
Atlanta/Buckhead, Georgia	5,500	4,568	9,087	186	13,841	(708)	1997	January 2003	3 - 39 yrs.	92
Atlanta/Cumberland, Georgia	4,758	2,202	8,618	367	11,187	(730)	1990	January 2003	3 - 39 yrs.	124
Atlanta/Peachtree, Georgia	2,664	953	3,629	352	4,934	(406)	1990	January 2003	3 - 39 yrs.	92
Bakersfield, California	3,814	1,870	7,567	1,340	10,777	(1,035)	1990	September 2001	3 - 39 yrs.	114
Baltimore, Maryland	8,564	1,601	15,553	538	17,692	(1,106)	1998	January 2003	3 - 39 yrs.	147
Birmingham, Alabama	5,573	1,227	4,349	2,250	7,826	(574)	1986	August 2002	3 - 39 yrs.	128
Boca Raton, Florida	3,750	1,360	3,871	1	5,232	(337)	1988	August 2002	3 - 39 yrs.	120
Boston, Massachusetts	6,675	4,707	12,730	1,731	19,168	(1,589)	1989	September 2001	3 - 39 yrs.	130
Boston, Massachusetts	4,620	1,193	4,774	2,232	8,199	(770)	1989	August 2002	3 - 39 yrs.	96
Boulder, Colorado	10,208	3,428	12,532	559	16,519	(904)	1991	January 2003	3 - 39 yrs.	112
Boulder, Colorado	5,820	1,179	8,538	3,518	13,235	(1,406)	1986	March 2002	3 - 39 yrs.	128
Buckhead, Georgia	4,947	3,231	4,267	2,466	9,964	(733)	1987	March 2002	3 - 39 yrs.	136
Charlotte, North Carolina	—	2,397	3,910	1	6,308	(325)	1988	August 2002	3 - 39 yrs.	91
Chesterfield, Missouri	2,716	1,148	3,480	897	5,525	(476)	1986	March 2002	3 - 39 yrs.	104
Cincinatti, Ohio	4,768	1,573	5,472	379	7,424	(740)	1990	September 2001	3 - 39 yrs.	118
Clearwater, Florida	5,709	2,687	8,108	434	11,229	(625)	1998	January 2003	3 - 39 yrs.	112
Clearwater, Florida	3,540	1,759	3,266	1,960	6,985	(472)	1986	August 2002	3 - 39 yrs.	88
Columbia, South Carolina	4,380	475	5,732	2,265	8,472	(882)	1988	August 2002	3 - 39 yrs.	128
Columbus North, Ohio	1,698	641	3,527	480	4,648	(439)	1985	March 2002	3 - 39 yrs.	96
Concord, California	6,198	4,937	16,804	1,285	23,026	(1,944)	1989	September 2001	3 - 39 yrs.	126
Costa Mesa, California	7,275	3,773	6,825	3,110	13,708	(852)	1986	March 2002	3 - 39 yrs.	144
Cumberland, Georgia	2,910	1,938	3,622	508	6,068	(490)	1987	March 2002	3 - 39 yrs.	130
Dallas, Texas	5,245	1,397	8,271	446	10,114	(1,055)	1989	September 2001	3 - 39 yrs.	120
Dallas/Addison, Texas	5,234	2,059	8,511	398	10,968	(703)	1990	January 2003	3 - 39 yrs.	120
Dallas/Las Colinas, Texas	5,424	2,772	9,592	422	12,786	(779)	1990	January 2003	3 - 39 yrs.	136
Dallas/Plano, Texas	2,379	521	5,219	347	6,087	(521)	1997	January 2003	3 - 39 yrs.	99
Dayton North, Ohio	1,407	320	2,539	193	3,052	(273)	1987	March 2002	3 - 39 yrs.	64
Dayton South, Ohio	2,959	443	4,353	1,983	6,779	(785)	1985	March 2002	3 - 39 yrs.	96
Deerfield, Illinois	8,100	1,442	6,665	2,007	10,114	(922)	1989	August 2002	3 - 39 yrs.	128
Detroit, Michigan	2,379	508	4,543	348	5,399	(450)	1990	January 2003	3 - 39 yrs.	76
Dulles, Virginia	7,285	2,419	15,104	304	17,827	(828)	1998	January 2003	3 - 39 yrs.	109
Dunwoody, Georgia	2,668	1,988	4,725	878	7,591	(651)	1984	March 2002	3 - 39 yrs.	144
Galleria, Missouri	6,354	1,970	5,554	1,270	8,794	(701)	1986	March 2002	3 - 39 yrs.	152
Greensboro, North Carolina	4,875	1,518	5,211	3	6,732	(479)	1987	August 2002	3 - 39 yrs.	128
Home Office —Richmond, Virginia	—	138	766	58	962	(229)	1950	January 2003	3 - 39 yrs.	—
Houston, Texas	4,768	960	8,903	1,411	11,274	(1,166)	1990	September 2001	3 - 39 yrs.	110

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2004

(Dollars in thousands)

	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost(1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Suites
Description		Land	Bldg./ FF&E	Bldg. Imp. & FF&E
Irvine, California	12,750	2,904	6,049	2,206	11,159	(944)	1989	August 2002	3 - 39 yrs.	112
Jackson, Mississippi	2,855	897	8,271	337	9,505	(525)	1997	January 2003	3 - 39 yrs.	91
Jackson, Mississippi	3,360	786	4,125	2,229	7,140	(599)	1986	August 2002	3 - 39 yrs.	120
Jacksonville, Florida	4,875	566	4,001	2,636	7,203	(607)	1986	August 2002	3 - 39 yrs.	112
Kalamazoo, Florida	3,938	1,313	3,896	461	5,670	(481)	1989	August 2002	3 - 39 yrs.	83
La Jolla, California	19,062	17,255	11,854	7,101	36,210	(2,379)	1986	March 2002	3 - 39 yrs.	288
Las Vegas, Nevada	20,625	3,685	8,786	828	13,299	(696)	1989	August 2002	3 - 39 yrs.	192
Lombard, Illinois	5,238	1,166	5,740	529	7,435	(1,006)	1987	March 2002	3 - 39 yrs.	144
Long Beach, California	11,253	7,325	11,597	587	19,509	(1,111)	1987	March 2002	3 - 39 yrs.	216
Lubbock, Texas	2,500	410	2,754	1,449	4,613	(420)	1986	August 2002	3 - 39 yrs.	80
Memphis, Tennessee	2,535	2,038	4,755	315	7,108	(395)	1986	August 2002	3 - 39 yrs.	105
Meriden, Connecticut	4,291	—	9,092	698	9,790	(1,107)	1989	September 2001	3 - 39 yrs.	106
Montgomery, Alabama	2,384	965	5,025	302	6,292	(666)	1990	September 2001	3 - 39 yrs.	94
Pensacola, Florida	3,540	336	2,297	1,557	4,190	(741)	1985	August 2002	3 - 39 yrs.	64
Philadelphia, Pennsylvania	5,979	1,395	5,650	2,201	9,246	(829)	1988	August 2002	3 - 39 yrs.	88
Philadelphia/Malvern, Pennsylvania	5,500	—	16,285	210	16,495	(1,075)	1998	January 2003	3 - 39 yrs.	123
Placentia, California	7,650	3,397	4,663	2,103	10,163	(822)	1988	August 2002	3 - 39 yrs.	112
Portland, Oregon	4,575	3,095	7,705	254	11,054	(429)	1998	January 2003	3 - 39 yrs.	123
Redmond, Washington	19,440	6,777	27,736	124	34,637	(1,577)	1990	January 2003	3 - 39 yrs.	180
Richmond, Virginia	5,130	790	9,035	386	10,211	(725)	1998	January 2003	3 - 39 yrs.	123
Salt Lake City, Utah	2,379	377	5,142	295	5,814	(463)	1996	January 2003	3 - 39 yrs.	98
San Ramon, California	5,245	3,448	15,542	431	19,421	(1,607)	1989	September 2001	3 - 39 yrs.	106
Santa Fe, New Mexico	8,050	1,411	4,840	104	6,355	(429)	1986	August 2002	3 - 39 yrs.	120
Sharonville, Ohio	1,940	2,087	3,790	3,751	9,628	(1,037)	1985	March 2002	3 - 39 yrs.	144
Shreveport, Louisiana	4,050	298	2,503	43	2,844	(240)	1983	August 2002	3 - 39 yrs.	72
Southfield, Michigan	4,268	1,738	3,869	1,137	6,744	(637)	1987	March 2002	3 - 39 yrs.	144
Spartanburg, South Carolina	—	598	2,918	81	3,597	(282)	1985	August 2002	3 - 39 yrs.	88
St. Louis, Missouri	4,575	2,099	9,712	194	12,005	(531)	2000	January 2003	3 - 39 yrs.	145

	$367,752	$139,096	$474,254	$75,187	$688,537	$(52,331)				7,869

	2004		2004
Real estate owned:		Accumulated depreciation:
Balance as of January 1	$666,363	Balance as of January 1	$27,705
Improvements	22,174	Depreciation expense	24,626

Balance at December 31	$688,537	Balance at December 31	$52,331

(1)	The cost basis for Federal Income Tax purposes approximates the basis used in this schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE HOSPITALITY TWO, INC.

By:	/s/ GLADE M. KNIGHT	Date: March 9, 2005
Glade M. Knight,
Chairman of the Board, Chief Executive Officer

By:	/s/ Bryan Peery	Date: March 9, 2005
Bryan Peery,
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Glade M. Knight	Date: March 9, 2005
Glade M. Knight, Director

By:	/s/ Lisa B. Kern	Date: March 9, 2005
Lisa B. Kern, Director

By:	/s/ Bruce H. Matson	Date: March 9, 2005
Bruce H. Matson, Director

By:	/s/ Michael S. Waters	Date: March 9, 2005
Michael S. Waters, Director

By:	/s/ Robert M. Wily	Date: March 9, 2005
Robert M. Wily, Director

Exhibit Index

2.1	Agreement and Plan of Merger dated as of October 24, 2002 by and between Apple Hospitality Two, Inc., Hospitality Acquisition Company and Apple Suites, Inc. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 25, 2002; SEC File No. 333-53984).

2.2	Agreement and Plan of Merger dated as of November 28, 2001 by and between Apple Hospitality Two, Inc., Marriott Residence Inn Limited Partnership, AHT Res Acquisition, L.P. and RIBM One LLC. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

2.3	Certificate of Merger dated March 28, 2002 (with effective date of March 29, 2002) for merger of AHT Res Acquisition, L.P. with and into Marriott Residence Inn Limited Partnership. (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

2.4	Agreement and Plan of Merger dated as of April 30, 2002 by and among Apple Hospitality Two, Inc., AHT Res II Acquisition, L.P., RIBM Two LLC and Marriott Residence Inn II Limited Partnership. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

2.5	Certificate of Merger dated August 28, 2002 for merger of AHT Res II Acquisition, L.P. with and into Marriott Residence Inn II Limited Partnership (as surviving entity). (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form S-4 filed on December 19, 2002; SEC File No. 333-101194)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form S-11 filed on May 22, 2002; SEC File No. 333-84098)

4.1	Acknowledgment, Waiver, Consent and Amendment dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Borrower), LaSalle Bank National Association (f/k/a LaSalle National Bank), as Trustee for Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 1996-MD V (Lender). (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

4.2	Facility Mortgagee Agreement dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Borrower), AHM Res II Limited Partnership (Tenant), Apple Hospitality Two, Inc. and LaSalle Bank National Association (f/k/a LaSalle National Bank), as Trustee for Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 1996-MD V (Lender). (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

4.3	Supplemental Assignment of Leases and Rents dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Borrower) and LaSalle Bank National Association (f/k/a LaSalle National Bank), as Trustee for Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 1996-MD V (Lender). (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

4.4	Supplemental Security Agreement dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Debtor) and LaSalle Bank National Association (f/k/a LaSalle National Bank), as Trustee for Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 1996-MD V (Secured Party). (Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

4.5	Tenant Security Agreement dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Secured Party) and AHM Res II Limited Partnership (Debtor). (Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

4.6	Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing, dated as of November 28, 2000 from RedInn Hotel, L.P. to TransNation Title Insurance Company for the benefit of GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on September 12; 2002; SEC File No. 333-53984).

4.7	Deed Of Trust Note, dated November 28, 2000, in the original principal amount of $20,500,000 and made payable to the order of GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

4.8	Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing, dated as of November 28, 2000 from RedInn Hotel, L.P. to TransNation Title Insurance Company for the benefit of GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

4.9	Assumption and Modification Agreement, dated January 17, 2003, by and among Wells Fargo Bank Minnesota, N.A., GMAC Commercial Mortgage Securities, Inc., RedInn Hotel, L.P., AHT Redmond, Inc., W.I. Realty, L.C., W.I. Realty I, L.P., Apple Hospitality Two, Inc. and AHM-SPE I, Inc. (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

4.10	Promissory Note dated November 10, 2004 made by Marriott Residence Inn II Limited Partnership in favor of Wachovia Bank, National Association in principal sum of $4,875,000.00 (FILED HEREWITH).

4.11	Schedule setting forth information on twenty additional and substantially identical Promissory Notes (substantially identical to Exhibit 4.10 in this filing). (FILED HEREWITH).

4.12	Mortgage and Security Agreement, made as of November 10, 2004 by Marriott Residence Inn II Limited Partnership to Wachovia Bank, National Association regarding property located in Jacksonville, Florida. (FILED HEREWITH).

4.13	Schedule setting forth information on ten additional and substantially identical mortgages (substantially identical to Exhibit 4.12 in this filing). (FILED HEREWITH).

4.14	Open-End Mortgage and Security Agreement, made as of November 10, 2004 by AHT Residence Inn II Limited Partnership to Wachovia Bank, National Association regarding property located in Akron/Copley, Ohio. (FILED HEREWITH).

4.15	Schedule setting forth information on nine additional and substantially identical mortgages (substantially identical to Exhibit 4.14 in this filing). (FILED HEREWITH).

4.16	Assignment of Leases, Rents and Profits, made as of November 10, 2004 by Marriott Residence Inn II Limited Partnership in favor of Wachovia Bank, National Association regarding property located in Jacksonville, Florida. (FILED HEREWITH).

4.17	Schedule setting forth information on twenty additional and substantially identical Assignments of Leases, Rents and Profits (substantially identical to Exhibit 4.16 in this filing). (FILED HEREWITH).

10.1	Advisory Agreement between the Registrant and Apple Suites Advisors (incorporated by reference to Exhibit 10.1 to Amended Registration Statement on Form S-11 (File No. 333-53984) filed on May 22, 2002)

10.2	First Amendment to Advisory Agreement between the Registrant and Apple Suites Advisors (incorporated by reference to Exhibit 10.2 to Amended Registration Statement on Form S-11 (File No. 333-53984) filed on May 22, 2002)

10.3	Property Acquisition/Disposition Agreement between the Registrant and Apple Suites Realty (incorporated by reference to Exhibit 10.3 to Amended Registration Statement on Form S-11 (File No. 333-53984) filed on May 22, 2002)

10.4	Apple Hospitality Two, Inc. 2001 Incentive Plan (incorporated by reference to Exhibit 10.4 to Amended Registration Statement on Form S-11 (File No. 333-53984) filed on May 22, 2002)*

10.5	Apple Hospitality Two, Inc. 2001 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-11 (File No. 333-84098) filed on May 22, 2002)*

10.6	Purchase Agreement between Residence Inn III LLC, as Seller, and Apple Hospitality Two, Inc., as Purchaser, dated as of May 18, 2001 (incorporated by reference to Exhibit 10.1 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.7	Amendment and Joinder to Purchase Agreement entered into by Residence Inn III LLC and Apple Hospitality Two, Inc., and Joined in by Marriott Residence Inn USA Limited Partnership, as Seller, dated as of July 30, 2001 (incorporated by reference to Exhibit 10.2 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.8	Second Amendment and Joinder to Purchase Agreement entered into by Residence III LLC, Apple Hospitality Two, Inc. and Marriott Residence Inn USA Limited Partnership, and Joined in by Crestline Capital Corporation, CC USAGP LLC, CCMH Desert Springs Corporation and CCRI USA LLC, dated as of August 31, 2001 (incorporated by reference to Exhibit 10.3 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.9	Consent and Amendment Agreement with Release by and between Wells Fargo Bank Minnesota, N.A., as Trustee for the registered certificate holders of certain Commercial Mortgage Pass-Through Certificates, Series 2000-2, and Residence Inn III LLC, dated as of September 28, 2001 (incorporated by reference to Exhibit 10.4 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.10	Environmental Indemnity Agreement by Apple Hospitality Two, Inc. and Apple Suites Advisors in favor of Wells Fargo Bank Minnesota, N.A., as Trustee for the registered certificate holders of certain Commercial Mortgage Pass-Through Certificates, Series 2000-2, dated as of September 28, 2001 (incorporated by reference to Exhibit 10.5 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.11	Master Hotel Lease Agreement by and between Residence Inn III LLC and Apple Hospitality Management, dated as of September 28, 2001 (incorporated by reference to Exhibit 10.6 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.12	Amended And Restated Management Agreement by and between Apple Hospitality Management, Inc. and Residence Inn By Marriott, Inc., dated as of September 28, 2001 (incorporated by reference to Exhibit 10.7 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.13	Owner Agreement, by and between Residence Inns III LLC, Apple Hospitality Management, Inc. and Residence Inn By Marriott, Inc., dated as of September 28, 2001 (incorporated by reference to Exhibit 10.8 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.14	Non-Disturbance Agreement and Consent of Manager by Apple Hospitality Management, Inc. and Residence Inn III LLC to Wells Fargo Bank Minnesota, N.A., as Trustee for the registered certificate holders of certain Commercial Mortgage Pass-Through Certificates, Series 2000-2, consented and agreed to by Residence Inn By Marriott, Inc., dated as of September 28, 2001 (incorporated by reference to Exhibit 10.9 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.15	Consent to Merger dated as of March 29, 2002 by and between Marriott Residence Inn Limited Partnership, AHT Res I GP, Inc., RIBM One LLC, AHM Res I Limited Partnership and LaSalle Bank National Association, as Trustee for Mortgage Pass-Through Certificates Series 1996-2. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.16	Consent to Merger dated as of March 29, 2002 by and between Marriott Residence Inn Limited Partnership, AHT Res I GP, Inc., RIBM One LLC, AHM Res I Limited Partnership and LaSalle Bank National Association, as Indenture Trustee for the benefit of the Holders of iStar Asset Receivables Trust Collateralized Mortgage Bonds Series 2000-1. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.17	Amendment and Restatement of Management Agreement dated as of March 29, 2002 by and between Residence Inn by Marriott, Inc. and AHM Res I Limited Partnership. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.18	Owner Agreement dated as of March 29, 2002 by and between Marriott Residence Inn Limited Partnership, AHM Res I Limited Partnership and Residence Inn By Marriott, Inc. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.19	Limited Partnership Agreement of AHM Res I Limited Partnership (a subsidiary of registrant leasing real property). (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.20	Limited Liability Company Operating Agreement of Residence Inn III LLC (a subsidiary of registrant owning real property). (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.21	Amendment to Limited Liability Company Operating Agreement of Residence Inn III LLC. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.22	Amended and Restated Management Agreement dated as of August 28, 2002 by AHM Res II Limited Partnership and Residence Inn By Marriott, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.23	Master Hotel Lease Agreement dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership and AHM Res II Limited Partnership (regarding 22 hotels). (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.24	Schedule setting forth information on a substantially identical Master Hotel Lease Agreement (regarding one hotel). (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.25	Amended and Restated Certificate of Limited Partnership of Marriott Residence Inn II Limited Partnership (a subsidiary of registrant owning real property). (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.26	Amended and Restated Limited Partnership Agreement of Marriott Residence Inn II Limited Partnership (a subsidiary of registrant owning real property). (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.27	Amended and Restated Certificate of Limited Partnership of AHM Res II Limited Partnership (a subsidiary of registrant Leasing real property). (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.28	Amended and Restated Limited Partnership Agreement of AHM Res II Limited Partnership (a subsidiary of registrant leasing real property). (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.29	Hotel Lease Agreement, dated January 17, 2003, by and between AHT Redmond, Inc. and AHM-SPE I, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

10.30	Management Agreement, dated January 28, 1998, by RedInn Hotel, L.P. and Residence Inn By Marriott, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

10.31	Assignment, Assumption and Amendment of Management Agreement, dated as of January 17, 2003, by and among RedInn Hotel, L.P., AHM-SPE I, Inc. and Residence Inn By Marriott, Inc. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

10.32	Owner Agreement, dated as of January 17, 2003, by and among AHT Redmond, Inc., AHM-SPE I, Inc. and Residence Inn By Marriott, Inc. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

10.33	Environmental Indemnity Agreement, made as of November 10, 2004 jointly and severally by Marriott Residence Inn II Limited Partnership and Apple Hospitality Two, Inc., in favor of Wachovia Bank, National Association regarding property located in Jacksonville, Florida. (FILED HEREWITH).

10.34	Schedule setting forth information on twenty additional and substantially identical Environmental Indemnity Agreements (substantially identical to Exhibit 10.33 in this filing). (FILED HEREWITH).

10.35	Indemnity and Guaranty Agreement, made as of November 10, 2004 by Apple Hospitality Two, Inc., in favor of Wachovia Bank, National Association regarding property located in Jacksonville, Florida. (FILED HEREWITH).

10.36	Schedule setting forth information on twenty additional and substantially identical Indemnity and Guaranty Agreements (substantially identical to Exhibit 10.35 in this filing). (FILED HEREWITH).

10.37	Assignment of Contracts and Permits, made as of November 10, 2004, from Marriott Residence Inn II Limited Partnership to Wachovia Bank, National Association regarding property located in Jacksonville, Florida. (FILED HEREWITH).

10.38	Schedule setting forth information on twenty additional and substantially identical Assignments of Contracts and Permits (substantially identical to Exhibit 10.37 in this filing). (FILED HEREWITH).

10.39	Hotel Lease Agreement, effective as of November 10, 2004 between Marriott Residence Inn II Limited Partnership and AHM Res II Limited Partnership regarding property located in Jacksonville, Florida. (FILED HEREWITH).

10.40	Schedule setting forth information on twenty two additional and substantially identical Hotel Lease Agreements (substantially identical to Exhibit 10.39 in this filing). (FILED HEREWITH).

10.41	First Amendment to Amended and Restated Management Agreement, dated as of November 10, 2004, by and between Residence Inn by Marriott, Inc. and AHM Res II Limited Partnership. (FILED HEREWITH).

10.42	First Amendment to Owner Agreement, dated as of November 10, 2004, by and among Marriott Residence Inn II Limited Partnership, AHM Res II Limited Partnership, AHT Residence Inn II Limited Partnership, AHT Carolina Limited Partnership and Residence Inn by Marriott, Inc. (FILED HEREWITH).

21.1	Subsidiaries of the Registrant (FILED HEREWITH).

23.1	Consent of Ernst & Young LLP (FILED HEREWITH).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

*	Denotes Compensation Plan.