Form 10-Q
period 2005-03-31
APPLE HOSPITALITY TWO INC
filed 2005-05-05
CIK 1132747

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

At May 1, 2005, there were 40,439,612 outstanding shares of common stock, no par value, of the registrant.

APPLE HOSPITALITY TWO, INC.

FORM 10-Q

This Quarterly report on Form 10-Q includes references to certain trademarks or servicemarks. Residence Inn® by Marriott trademark is the property of Marriott International, Inc. (“Marriott”). The Homewood Suites® trademark is the property of Hilton Hotels Corporation (“Hilton”). For convenience, the applicable trademark or servicemark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Apple Hospitality Two, Inc.

Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	March 31, 2005	December 31, 2004
ASSETS
Investment in real estate, net of accumulated depreciation of $58,702 and $52,331, respectively	$629,615	$636,206
Cash and cash equivalents	6,986	13,118
Restricted cash - Furniture, fixtures & equipment and other escrows	8,542	7,259
Due from third party manager	10,807	4,647
Other assets	2,954	3,374

TOTAL ASSETS	$658,904	$664,604

LIABILITIES
Notes payable-secured	$371,321	$372,762
Note payable-related party	3,948	3,881
Accounts payable & accrued expenses	2,030	1,816
Accounts payable-prior limited partners	8,493	8,501
Interest payable	1,326	1,191
Deferred incentive management fees payable	715	715

TOTAL LIABILITIES	387,833	388,866

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 15,000,000 authorized, none issued and outstanding	—	—
Series A Preferred stock, no par value, authorized 200,000,000 shares; 40,442,459 and 40,442,616 shares outstanding, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding — and — shares, respectively	—	—
Series C convertible preferred stock, no par value, authorized 1,272,000; issued and outstanding 1,272,000 and 1,272,000 shares, respectively	10,176	10,176
Common stock, no par value, authorized 200,000,000 shares; outstanding 40,442,459 shares, and 40,442,616 shares, respectively	347,390	347,376
Distributions greater than net income	(86,495)	(81,814)

TOTAL SHAREHOLDERS’ EQUITY	271,071	275,738

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$658,904	$664,604

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended March 31, 2005	Three months ended March 31, 2004
REVENUES
Suite revenue	$52,641	$48,116
Other revenue	1,291	1,364

Total revenues	53,932	49,480

EXPENSES
Hotel operating expense	14,133	13,072
Hotel administrative expense	4,905	4,598
Sales and marketing	3,707	3,602
Utilities	2,808	2,652
Repair and maintenance	3,172	2,809
Franchise fees	2,122	1,854
Management fees	1,367	1,308
Chain services	818	871
Taxes, insurance and other	3,588	3,594
General and administrative	439	633
Depreciation of real-estate owned	6,393	5,925

Total expenses	43,452	40,918

Operating income	10,480	8,562

Interest income	32	105
Interest expense	(6,850)	(6,581)

Net income	$3,662	$2,086

Basic and diluted income per common share	$0.09	$0.05

Weighted average shares outstanding	41,714	41,717

Distributions paid per common share	$0.20	$0.25

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31, 2005	Three months ended March 31, 2004
Cash flow from operating activities:
Net income	$3,662	$2,086
Adjustments to reconcile to cash provided by operating activities:
Depreciation	6,393	5,925
Net amortization of fair value adjustment to mortgage notes payable	(215)	(561)
Amortization of deferred financing costs	75	35
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from/to third party manager	(4,235)	4,402
Other escrows	(79)	415
Other assets	(74)	279
Account payable-affiliate	67	50
Interest payable	135	—
Accrued expenses	206	(445)

Net cash provided by operating activities	5,935	12,186

Cash flow from investing activities:
Decrease (increase) in cash restricted for capital improvements	(1,204)	1,178
Capital improvements	(1,727)	(13,563)
Decrease in deposits on capital improvement projects	454	210

Net cash used in investing activities	(2,477)	(12,175)

Cash flow from financing activities:
Proceeds from issuance of common stock	2,344	—
Redemption of common stock	(2,330)	(1,984)
Payment of financing costs	(35)	—
Repayment of secured notes payable	(1,226)	(1,716)
Cash distributions paid to shareholders	(8,343)	(10,479)

Net cash used in financing activities	(9,590)	(14,179)

Decrease in cash and cash equivalents	(6,132)	(14,168)
Cash and cash equivalents, beginning of period	13,118	17,296

Cash and cash equivalents, end of period	$6,986	$3,128

Supplemental information:
Interest paid, net of amounts capitalized	$6,855	$6,581

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s December 31, 2004 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The Company owns 66 extended stay hotels and is operated as and has annually elected to be taxed as a real estate investment trust (“REIT”). The REIT Modernization Act, effective January 1, 2001, permits a REIT to establish taxable businesses to conduct certain previously disallowed business activities. The Company has formed wholly-owned taxable REIT subsidiaries, and has leased all of its hotels to these subsidiaries (collectively, the “Lessees”).

Comprehensive Income

The Company recorded no comprehensive income for the three months ended March 31, 2005 or 2004.

Stock Incentive Plans

As the exercise price of the Company’s stock options equals the market price of the underlying stock, the Company has not recognized any stock compensation expenses associated with its stock options during the three months ended March 31, 2005 and 2004. No options were granted during the periods presented.

Earnings per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. Series C convertible preferred stock is included in basic and diluted earnings per common share as it is considered a common stock equivalent.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Note 2

Shareholders’ Equity

During 2003, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-served basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the Units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2005, the Company redeemed 234,559 Units in the amount of $2,330,071.

Effective February 20, 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. The Company has registered 2.4 million shares for potential issuance under the Program. As of March 31, 2005, 915,153 Units have been issued under the dividend reinvestment plan, representing $9.2 million in proceeds to the Company.

Note 3

Related Parties

Through a wholly-owned subsidiary, the Company has an advisory agreement with Apple Hospitality Five Advisors, Inc. (“AFA”) whereby the Company receives advisory fee revenue equal to .1% to .25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for providing day to day advisory and real estate due diligence services for Apple Hospitality Five, Inc. For the three months ended March 31, 2005 and 2004, the Company received advisory fee revenue in the amount of approximately $186,600 and $169,438, respectively, under this agreement. AFA is 100% owned by Mr. Glade M. Knight.

The Company also provides support services to Apple Six Advisors, Inc. (“A6A”), Apple Hospitality Five, Inc. and Apple REIT Six, Inc. A6A provides day to day advisory and real estate due diligence services to Apple REIT Six, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the three months ended March 31, 2005, the Company has received reimbursement of its costs totaling $418,497. The Company did not provide these services in the first quarter of 2004.

A6A is 100% owned by Mr. Knight and he also serves as the Chairman and Chief Executive Officer of Apple Hospitality Five, Inc., a hospitality REIT, and Apple REIT Six Inc., a diversified REIT. The Company also has the same Board of Directors as Apple Hospitality Five, Inc. and Apple REIT Six, Inc.

Note 4

Subsequent Events

In April 2005, the Company declared and paid approximately $8.3 million, or $.20 per share, in a distribution to its common shareholders of record on March 31, 2005. Of this amount, $2.3 million was reinvested through the Company’s dividend reinvestment plan totaling 234,135 Units.

In April 2005, the Company redeemed Units under its share redemption program in the approximate amount of $2.4 million, representing 236,982 Units of the Company.

In April 2005, the Company extended the term of its $16 million secured line of credit to April 2007. The available line of credit was reduced to $15 million and converted to a revolving facility with the other terms not changing substantially. The outstanding balance at March 31, 2005 was $11 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the extended-stay hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission.

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

During the first quarter of 2005, the Company experienced improvements in operations as compared to the first quarter of 2004. Along with better economic conditions in many of its markets, the Company substantially completed hotel renovations in the second half of 2004. Previously closed rooms were again available and occupancy rates slightly improved overall. The average daily rate also increased 5% over the prior quarter.

Three months ended March 31, 2005 and 2004

(in thousands, except statistical information)	2005	Percentage of revenue	2004	Percentage of revenue	Percent change
Total revenues	$53,932	100%	$49,480	100%	9%
Hotel direct expenses	33,032	61%	30,766	62%	7%
Taxes, insurance and other expense	3,588	7%	3,594	7%	-%
General and administrative	439	1%	633	1%	-31%
Depreciation	6,393		5,925		8%
Interest expense	6,850		6,581		4%
ADR	$99		$94		5%
Occupancy	75%		73%		3%
RevPar	$74		$68		9%

Hotels Owned

The Company owns 66 hotels, with a total of 7,869 suites. Of its 66 hotels, the Company owns 49 Residence Inn by Marriott properties consisting of 5,947 suites, and 17 Homewood Suites by Hilton consisting of 1,922 suites. All of the Company’s hotels are managed by Marriott or Hilton (“Manager”).

The following table summarizes the locations, brands, acquisition dates and number of suites of the hotels owned on March 31, 2005:

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

During 2003, the Company entered into an advisory agreement with Apple Hospitality Five Advisors, Inc. (“AFA”) whereby the Company receives advisory fee revenue equal to 0.1% to 0.25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for Company personnel performing advisory and real estate acquisition due diligence for Apple Hospitality Five, Inc. For the three months ended March 31, 2005 and 2004, the Company received advisory fee revenue in the amount of $186,600 and $169,438, respectively, under this agreement. AFA is 100% owned by Mr. Glade M. Knight.

The Company also provides support services to Apple Six Advisors, Inc. (“A6A”), Apple Hospitality Five, Inc. and Apple REIT Six, Inc. A6A provides day to day advisory and real estate due diligence services to Apple REIT Six, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the three months ended March 31, 2005, the Company has received reimbursement of its costs totaling $418,497. The Company did not provide these services in the first quarter of 2004.

A6A is 100% owned by Mr. Knight and he also serves as the Chairman and Chief Executive Officer of Apple Hospitality Five, Inc., a hospitality REIT, and Apple REIT Six Inc., a diversified REIT. The Company also has the same Board of Directors as Apple Hospitality Five, Inc. and Apple REIT Six, Inc.

Results of Operations

The Company’s financial results for the first quarter of 2005 were improved as compared to the first quarter of 2004. The improvement is due primarily to the completion of the Company’s major renovation program in mid-2004 and better economic conditions in many of its markets. The Company anticipates favorable results as compared to 2004 throughout 2005. As the Company anticipates renovating 3-5 hotels in 2005 and since general economic conditions cannot be projected, there can be no assurances that the improvements will continue.

Revenues

The Company’s principal source of revenue is hotel suite revenue. For the three months ended March 31, 2005 and 2004, the Company had total revenue of approximately $53.9 million and $49.5 million, respectively. For the three months ended March 31, 2005 and 2004, the hotels achieved average occupancy of 75% and 73%, ADR of $99 and $94 and RevPAR of $74 and $68, respectively. ADR, or average daily rate, is calculated as room revenue divided by number of rooms sold, and RevPAR, or revenue per available room, is calculated as occupancy multiplied by ADR. The improvement is due to improved economic conditions in many of the Company’s markets and in the first quarter of 2004 the Company had approximately 18,000 room nights out of service for renovation. The Company’s major renovation project was completed in mid-2004.

Expenses

Hotel direct expenses totaled $33.0 million or 61% of revenue and $30.8 million or 62% of revenue, respectively, for the three months ended March 31, 2005 and 2004. The reduction as a percent of revenue is due primarily to the Company’s improved RevPAR.

Taxes, insurance and other expense for the three months ended March 31, 2005 and 2004 was approximately $3.6 million or 7% of revenue.

General and administrative expenses for the three months ended March 31, 2005 and 2004 were approximately $439,000 or 1% of revenue and $633,000 or 1% of revenue, respectively. The decline is due to certain costs being shared between related parties beginning April 2004.

Depreciation expense for the three months ended March 31, 2005 and 2004 was approximately $6.4 million and $5.9 million, respectively. Depreciation expense represents expense of the Company’s 66 hotels and related personal property. The increase is a result of the major renovation project completed by the Company in 2004.

Interest expense was $6.9 million and $6.6 million for the three months ended March 31, 2005 and 2004, respectively. During the first quarter of 2004, interest of approximately $408,000 was capitalized during the major hotel renovation project that was underway. No interest has been capitalized during the first quarter of 2005. Additionally, in the first quarter of 2004, the Company had a reduction to interest expense of $561,600 for the amortization of the fair value premium to its mortgage notes payable. The amortization for the first quarter of 2005 was approximately $215,000. Additionally, the first quarter of 2005 included a reduction in interest expense of approximately $440,000 due to the refinancing of the Company’s Res II credit facility.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents totaled approximately $7.0 million at March 31, 2005 and $13.1 million at December 31, 2004. The Company plans to use this cash to pay debt service and general corporate expenses.

Equity

During 2003, the Company instituted a Unit Redemption Program to provide limited interim liquidity to the Company’s shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-serve basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the Units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the quarter, the Company redeemed 234,559 Units in the amount of $2,330,071. The Company currently plans to redeem shares to the extent of proceeds received from the dividend reinvestment plan.

Effective February 20, 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. During the first quarter of 2005, approximately 234,000 Units were issued under the dividend reinvestment plan representing proceeds to the Company of approximately $2.3 million, under this plan.

Notes Payable

The Company’s $16 million short-term credit facility that was secured by two properties and had an outstanding balance of $11 million at March 31, 2005, was refinanced with a two-year facility in April 2005. The new facility is a $15 million revolving line of credit with the other terms substantially the same as the prior agreement.

Capital Requirements and Resources

The Company’s distribution policy is at the discretion of the Board of Directors and depends on several factors. The distribution rate for the three months ended March 31, 2005 was at a rate of $0.20 per unit outstanding. Distributions to shareholders will depend on income from operations. As a result there can be no assurance that income from operations will be sufficient to fund distributions at historic levels.

The Company has ongoing capital commitments to fund its capital improvements. Through the Lessees, the Company is required, under all management agreements with the Manager, to make available to the Lessees, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of at least 5% of gross revenues provided that such amount may be used for its capital expenditures with respect to the hotels.

During the three months ended March 31, 2005 and 2004, the Company capitalized approximately $1.7 million and $13.6 million, respectively, in capital improvements to the properties. The Company’s major renovation program concluded in the third quarter of 2004; therefore, all capitalized costs for the three months ended March 31, 2005 were for normal furniture, fixtures and equipment expenditures. Of the amount capitalized during the three months ended March 31, 2004, approximately $11.9 million related to the Company’s major renovation program and approximately $1.7 million related to the Company’s normal furniture, fixtures and equipment expenditures.

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

Subsequent Events

In April 2005, the Company declared and paid approximately $8.3 million, or $.20 per share, in a distribution to its common shareholders of record on March 31, 2005. Of this amount, approximately $2.3 million was reinvested through the Company’s dividend reinvestment plan totaling 234,135 Units.

In April 2005, the Company redeemed Units under its share redemption program in the approximate amount of $2.4 million, representing approximately 237,000 Units of the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2005, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

During the first quarter of 2004, the Company instituted a dividend reinvestment plan. The purpose of the plan is to provide the Company’s shareholders with a convenient and inexpensive way to increase their investment in the Company by reinvesting their dividends to purchase additional Units. As of March 31, 2005, 915,153 Units have been issued under the dividend reinvestment plan, representing approximately $9.2 million in proceeds to the Company.

Share Redemption Program

With its initial offering the Company instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $10.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the share redemption program. Redemption of units, when requested, will be made quarterly on a first-come, first-served basis. Prior to the implementation of the Dividend Reinvestment Plan in the first quarter of 2004, the redemptions were funded as part of the Company’s Additional Share Option Plan. Funding for the redemption of Units will come from the proceeds the Company receives from the sale of Units under its dividend reinvestment plan. The Company’s board of directors, in its sole discretion, may choose to suspend or terminate the share redemption program or reduce the number of Units purchased under the share redemption program if it determines the funds otherwise available to fund the share redemption program are needed for other purposes. The following is a summary of redemptions during the first quarter of 2005:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 2005	234,559	$9.93	1,986,560	(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

Item 6.    Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to Amendment No.1 to Registration Statement on Form S-4 filed on December 19, 2002 filed by Apple Hospitality Two, Inc.; SEC File No. 333-101194).

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated herein by reference to Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form S-11 filed May 22, 2002; SEC File No. 333-84098).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE HOSPITALITY TWO, INC.

By:	/s/ GLADE M. KNIGHT	Date: May 5, 2005
Glade M. Knight,
Chairman of the Board, Chief Executive Officer

By:	/s/ Bryan Peery	Date: May 5, 2005
Bryan Peery
Chief Financial Officer