Form 10-Q
period 2005-06-30
APPLE HOSPITALITY TWO INC
filed 2005-08-04
CIK 1132747

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Yes  ☒    No  ☐

At August 1, 2005, there were 40,448,261 outstanding shares of common stock, no par value, of the registrant.

APPLE HOSPITALITY TWO, INC.

FORM 10-Q

This Quarterly report on Form 10-Q includes references to certain trademarks or service marks. Residence Inn® by Marriott trademark is the property of Marriott International, Inc. (“Marriott”). The Homewood Suites® trademark is the property of Hilton Hotels Corporation (“Hilton”). For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Apple Hospitality Two, Inc.

Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	June 30, 2005	December 31, 2004
ASSETS
Investment in real estate, net of accumulated depreciation of $65,126 and $52,331, respectively	$624,284	$636,206
Cash and cash equivalents	516	13,118
Restricted cash - Furniture, fixtures & equipment and other escrows	10,156	6,968
Due from third party manager	13,129	4,647
Other assets	2,817	3,665

TOTAL ASSETS	$650,902	$664,604

LIABILITIES
Notes payable-secured	$364,006	$372,762
Note payable-related party	4,016	3,881
Accounts payable & accrued expenses	2,767	1,816
Accounts payable-prior limited partners	8,485	8,501
Interest payable	1,134	1,191
Deferred incentive management fees payable	715	715

TOTAL LIABILITIES	381,123	388,866

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 15,000,000 authorized, none issued and outstanding	—	—
Series A Preferred stock, no par value, authorized 200,000,000 shares; 40,439,612 and 40,442,616 shares outstanding, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding — and — shares, respectively	—	—
Series C convertible preferred stock, no par value, authorized 1,272,000; issued and outstanding 1,272,000 and 1,272,000 shares, respectively	10,176	10,176
Common stock, no par value, authorized 200,000,000 shares; outstanding 40,439,612 shares, and 40,442,616 shares, respectively	347,369	347,376
Distributions greater than net income	(87,766)	(81,814)

TOTAL SHAREHOLDERS’ EQUITY	269,779	275,738

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$650,902	$664,604

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004
REVENUES
Suite revenue	$57,090	$53,264	$109,731	$101,380
Other revenue	1,271	1,370	2,562	2,734

Total revenues	58,361	54,634	112,293	104,114

EXPENSES
Hotel operating expense	14,725	13,854	28,858	26,926
Hotel administrative expense	5,077	4,865	9,982	9,463
Sales and marketing	3,902	3,919	7,609	7,521
Utilities	2,431	2,432	5,239	5,084
Repair and maintenance	3,108	2,962	6,280	5,771
Franchise fees	2,260	2,017	4,382	3,871
Management fees	1,465	1,413	2,832	2,721
Chain services	917	854	1,735	1,725
Taxes, insurance and other	3,379	3,816	6,967	7,410
General and administrative	738	358	1,177	991
Depreciation of real-estate owned	6,465	6,118	12,858	12,043

Total expenses	44,467	42,608	87,919	83,526

Operating income	13,894	12,026	24,374	20,588

Interest income	48	47	80	152
Interest expense	(6,870)	(6,951)	(13,720)	(13,532)

Net income	$7,072	$5,122	$10,734	$7,208

Basic and diluted income per common share	$0.17	$0.12	$0.26	$0.17

Weighted average shares outstanding	41,712	41,719	41,713	41,729

Distributions paid per common share	$0.20	$0.25	$0.40	$0.50

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended June 30, 2005	Six months ended June 30, 2004
Cash flow from operating activities:
Net income	$10,734	$7,208
Adjustments to reconcile to cash provided by operating activities:
Depreciation	12,858	12,043
Net amortization of fair value adjustment to mortgage notes payable	(431)	(1,123)
Amortization of deferred financing costs	156	65
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from/to third party manager	(6,557)	475
Other assets, net	319	792
Other accrued expenses	1,013	1,486

Net cash provided by operating activities	18,092	20,946

Cash flow from investing activities:
Increase in cash restricted for capital improvements	(3,353)	(4,118)
Capital improvements	(2,861)	(17,645)
Decrease in deposits on capital improvement projects	645	448

Net cash used in investing activities	(5,569)	(21,315)

Cash flow from financing activities:
Payment of financing costs	(107)	(30)
Proceeds from issuance of common stock	4,685	2,322
Redemption of common stock	(4,692)	(4,284)
Proceeds from (payments on) secured line of credit	(5,925)	10,000
Repayment of secured notes payable	(2,400)	(3,409)
Cash distributions paid to shareholders	(16,686)	(20,908)

Net cash used in financing activities	(25,125)	(16,309)

Decrease in cash and cash equivalents	(12,602)	(16,678)
Cash and cash equivalents, beginning of period	13,118	17,296

Cash and cash equivalents, end of period	$516	$618

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s December 31, 2004 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Comprehensive Income

The Company recorded no comprehensive income for the three and six months ended June 30, 2005 or 2004.

Stock Incentive Plans

As the exercise price of the Company’s stock options equals the market price of the underlying stock, the Company has not recognized any stock compensation expenses associated with its stock options during the three and six months ended June 30, 2005 and 2004.

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

Note 2

Notes Payable

In April 2005, the Company extended the term of its $16 million secured line of credit to April 2007. The available line of credit was reduced to $15 million and converted to a revolving facility with the other terms not changing substantially. The outstanding balance at June 30, 2005 was $5,075,000.

Note 3

Shareholders’ Equity

During 2003, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-served basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the Units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2005, the Company redeemed 471,540 Units in the amount of $4,692,570 under the program.

Effective February 20, 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. The Company has registered 2.4 million shares for potential issuance under the Program. As of June 30, 2005, 1,149,288 Units have been issued under the dividend reinvestment plan since inception, representing $11.5 million in proceeds to the Company.

Note 4

Related Parties

Through a wholly-owned subsidiary, the Company has an advisory agreement with Apple Hospitality Five Advisors, Inc. (“AFA”) whereby the Company receives advisory fee revenue equal to .1% to .25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for providing day to day advisory and real estate due diligence services for Apple Hospitality Five, Inc. For the six months ended June 30, 2005 and 2004, the Company earned advisory fee revenue in the amount of approximately $373,000 and $356,000, respectively, under this agreement. AFA is 100% owned by Mr. Glade M. Knight, the Company’s Chairman and CEO.

The Company also provides support services to Apple Six Advisors, Inc. (“A6A”), Apple Hospitality Five, Inc. and Apple REIT Six, Inc. A6A provides day to day advisory and real estate due diligence services to Apple REIT Six, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the six months ended June 30, 2005 and June 30, 2004, the Company received reimbursement of its costs totaling $837,000 and $233,000 respectively. The Company started providing these services in the second quarter of 2004.

A6A is 100% owned by Mr. Knight and he also serves as the Chairman and Chief Executive Officer of Apple Hospitality Five, Inc., a hospitality REIT, and Apple REIT Six Inc., a diversified REIT. The

Company also has substantially the same Board of Directors as Apple Hospitality Five, Inc. and Apple REIT Six, Inc.

Note 5

Subsequent Events

In July 2005, the Company declared and paid approximately $8.3 million, or $.20 per share, in a distribution to its common shareholders of record on June 30, 2005. Of this amount, $2.3 million was reinvested through the Company’s dividend reinvestment plan totaling 233,714 Units.

In July 2005, the Company redeemed Units under its share redemption program in the approximate amount of $2.2 million, representing 225,065 Units of the Company.

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

During the first half of 2005, the Company experienced improvements in operations as compared to the first six months of 2004. Along with better economic conditions in many of its markets, the Company substantially completed hotel renovations in the second half of 2004. These factors lead to an increase in the average daily rate by 6% over the prior year. Additionally, due to the completion of the renovations, previously closed rooms were again available and occupancy rates made slight improvements overall.

	Three months ended June 30,					Six months ended June 30,
(in thousands)	2005	POR	2004	POR	Percent change	2005	POR	2004	POR	Percent change
Total revenues	$58,361	100%	$54,634	100%	7%	$112,293	100%	$104,114	100%	8%
Hotel direct expenses	33,885	58%	32,316	59%	5%	66,917	60%	63,082	61%	6%
Taxes, insurance and other expense	3,379	6%	3,816	7%	-11%	6,967	6%	7,410	7%	-6%
General and administrative	738	1%	358	1%	106%	1,177	1%	991	1%	19%
Depreciation	6,465	11%	6,118	11%	6%	12,858	11%	12,043	12%	7%
ADR	$100		$95		5%	$100		$94		6%
Occupancy	78%		78%		—	77%		76%		1%
RevPAR	$79		$74		7%	$76		$71		7%

Hotels Owned

The Company owns 66 hotels, with a total of 7,869 suites. Of its 66 hotels, the Company owns 49 Residence Inn by Marriott properties consisting of 5,947 suites, and 17 Homewood Suites by Hilton consisting of 1,922 suites. All of the Company’s hotels are managed by Marriott or Hilton (“Manager”).

The following table summarizes the locations, brands, acquisition dates and number of suites of the hotels owned on June 30, 2005:

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

Through a wholly-owned subsidiary, the Company has an advisory agreement with Apple Hospitality Five Advisors, Inc. (“AFA”) whereby the Company receives advisory fee revenue equal to .1% to .25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for providing day to day advisory and real estate due diligence services for Apple Hospitality

Five, Inc. For the six months ended June 30, 2005 and 2004, the Company earned advisory fee revenue in the amount of approximately $373,000 and $356,000, respectively, under this agreement. AFA is 100% owned by Mr. Glade M. Knight, the Company’s Chairman and CEO.

The Company also provides support services to Apple Six Advisors, Inc. (“A6A”), Apple Hospitality Five, Inc. and Apple REIT Six, Inc. A6A provides day to day advisory and real estate due diligence services to Apple REIT Six, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the six months ended June 30, 2005 and June 30, 2004, the Company received reimbursement of its costs totaling $837,000 and $233,000 respectively. The Company started providing these services in the second quarter of 2004.

A6A is 100% owned by Mr. Knight and he also serves as the Chairman and Chief Executive Officer of Apple Hospitality Five, Inc., a hospitality REIT, and Apple REIT Six Inc., a diversified REIT. The Company also has substantially the same Board of Directors as Apple Hospitality Five, Inc. and Apple REIT Six, Inc.

Results of Operations

The Company’s financial results for the first six months of 2005 were improved as compared to the first half of 2004. The improvement is due primarily to the completion of the Company’s major renovation program in mid-2004 and general economic improvements in the industry. The Company anticipates favorable results as compared to 2004 throughout 2005. As the Company anticipates renovating 3-5 hotels in 2005 and since general economic conditions cannot be projected, there can be no assurances that the improvements will continue.

Revenues

The Company’s principal source of revenue is hotel suite revenue. For the three months ended June 30, 2005 and 2004, the Company had total revenue of approximately $58.4 million and $54.6 million, respectively. For these periods the hotels achieved average occupancy of 78% in both 2005 and 2004, ADR of $100 and $95 and RevPAR of $79 and $74, respectively. For the six months ended June 30, 2005 and 2004, the Company earned total revenue of $112.3 million and $104.1 million, achieving slightly better occupancy of 77% in 2005 as compared to 76% in 2004. For the first six months of 2005 and 2004, ADR was $100 and $94, and RevPAR was $76, and $71, respectively. ADR, or average daily rate, is calculated as room revenue divided by number of rooms sold, and RevPAR, or revenue per available room, is calculated as occupancy multiplied by ADR. The improvement for these periods is due to overall improvement in the hospitality industry and the substantial completion of the Company’s major renovation project.

Expenses

For the three months ended June 30, 2005 and 2004, hotel direct expenses totaled $33.9 million or 58% of total revenue and $32.3 million or 59% of total revenue. For the six months ended June 30, 2005 and 2004, hotel direct expenses totaled $66.9 million or 60% of total revenue and $63.1 million or 61% of total revenue. The slight reduction as a percent of total revenue is due primarily to the Company’s improved RevPAR.

Taxes, insurance and other expense for the three months ended June 30, 2005 and 2004 was approximately $3.4 million or 6% of total revenue and $3.8 million or 7% of total revenue. For the six months ended June 30, 2005 and 2004, taxes, insurance and other expense was approximately $7.0 million or 6% of total revenue and $7.4 million or 7% of total revenue. The decline is due to the improved insurance rates and property tax assessments negotiated by the Company.

General and administrative expense (“G&A”) for the three months ended June 30, 2005 and 2004 was approximately $738,000 or 1% of total revenue and $358,000 or 1% of total revenue. For the six months ended June 30, 2005 and 2004, G&A was approximately $1.2 million or 1% of total revenue and $1.0 million or 1% of total revenue.

Depreciation expense for the three months ended June 30, 2005 and 2004 was approximately $6.5 million and $6.1 million, respectively. For the six months ended June 30, 2005 and 2004, depreciation expense was $12.9 million and $12.0 million. Depreciation expense represents expense of the Company’s 66 hotels and related personal property. The increase is a result of the major renovation project completed by the Company in 2004.

Interest expense was $6.9 million and $7.0 million for the three months ended June 30, 2005 and 2004, respectively. For the full six months of 2005, interest expense was $13.7 million as compared to $13.5 million for 2004.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents totaled approximately $0.5 million at June 30, 2005 and $13.1 million at December 31, 2004. The Company plans to use this cash to pay debt service and general corporate expenses. The decrease in cash and cash equivalents is due to the partial repayment of the Company’s revolving line of credit as well as capital improvements, redemptions and distributions.

The cash flow generated from the properties owned is the Company’s principal source of liquidity. In addition, the Company had approximately $9.9 million available under its revolving line of credit at June 30, 2005.

Equity

During 2003, the Company instituted a Unit Redemption Program to provide limited interim liquidity to the Company’s shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-serve basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the Units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2005, the Company redeemed 471,540 Units in the amount of $4,692,570 under the program. The Company currently plans to redeem shares to the extent of proceeds received from the dividend reinvestment plan.

Effective February 20, 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. During the first six months of 2005, approximately 469,000 Units were issued under the dividend reinvestment plan representing proceeds to the Company of approximately $4.7 million.

During the second quarter of 2005, the Company engaged UBS Investment Bank to assist in reviewing and evaluating various strategic alternatives for the Company. Those alternatives include a possible sale of the Company, merger or listing. The Company cannot provide any assurance that it will initiate or complete any of these strategic alternatives.

Notes Payable

The Company’s $16 million short-term credit facility that was secured by two properties and had an outstanding balance of $11 million at March 31, 2005, was refinanced with a two-year facility in April 2005. The new facility is a $15 million revolving line of credit with the other terms substantially the same as the prior agreement. At June 30, 2005, the outstanding balance was approximately $5.1 million.

Capital Requirements and Resources

The Company’s distribution policy is at the discretion of the Board of Directors and depends on several factors. The quarterly distribution rate for the three and six months ended June 30, 2005 was at a rate of $0.20 per unit outstanding. Distributions to shareholders will depend on income from operations. As a result there can be no assurance that income from operations will be sufficient to fund distributions at historic levels.

The Company has ongoing capital commitments to fund its capital improvements. Through the Lessees, the Company is required, under all management agreements with the Manager, to make available to the Lessees, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of at least 5% of total revenues provided that such amount may be used for its capital expenditures with respect to the hotels.

During the six months ended June 30, 2005 and 2004, the Company capitalized approximately $2.9 million and $17.6 million, respectively, in capital improvements to the properties. The Company’s major renovation program concluded in the third quarter of 2004; therefore, all capitalized costs for the six months ended June 30, 2005 were for normal furniture, fixtures and equipment expenditures. Of the amount capitalized during the six months ended June 30, 2004, approximately $14 million related to the Company’s major renovation program and approximately $3.6 million related to the Company’s normal furniture, fixtures and equipment expenditures. The Company plans to renovate 3-5 hotels before the end of 2005. The Company anticipates the costs of these renovations to exceed the furniture and fixture escrows by approximately $2-3 million which will be funded by cash on hand and availability under the Company’s revolving credit facility.

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

Subsequent Events

In July 2005, the Company declared and paid approximately $8.3 million, or $.20 per share, in a distribution to its common shareholders of record on June 30, 2005. Of this amount, $2.3 million was reinvested through the Company’s dividend reinvestment plan totaling 233,714 Units.

In July 2005, the Company redeemed Units under its share redemption program in the approximate amount of $2.2 million, representing 225,065 Units of the Company.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2005, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

Dividend Reinvestment Plan

During the first quarter of 2004, the Company instituted a dividend reinvestment plan. The purpose of the plan is to provide the Company’s shareholders with a convenient and inexpensive way to increase their investment in the Company by reinvesting their dividends to purchase additional Units. As of June 30, 2005, 1,149,288 Units have been issued under the dividend reinvestment plan since inception, representing approximately $11.5 million in proceeds to the Company.

Share Redemption Program

With its initial offering the Company instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $10.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the share redemption program. Redemption of units, when requested, will be made quarterly on a first-come, first-served basis. Prior to the implementation of the Dividend Reinvestment Plan in the first quarter of 2004, the redemptions were funded as part of the Company’s Additional Share Option Plan. Funding for the redemption of Units will come from the proceeds the Company receives from the sale of Units under its dividend reinvestment plan. The Company’s board of directors, in its sole discretion, may choose to suspend or terminate the share redemption program or reduce the number of Units purchased under the share redemption program if it determines the funds otherwise available to fund the share redemption program are needed for other purposes. The following is a summary of redemptions during the second quarter of 2005:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
April 2005	236,982	$9.97	2,223,542	(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 12, 2005, the Company held an Annual Meeting of Shareholders for the purpose of electing two directors to the Company’s Board of Directors. The two nominees to the Company’s Board of Directors were Bruce H. Matson and Robert M. Wily. Mr. Matson and Mr. Wily were current directors of the Company. They were nominated for an additional three-year term on the Board of Directors. The election of the directors was uncontested, and the nominees were elected.

The total number of votes represented at the Annual Meeting of Shareholders was 39,923,491. The voting results were as follows:

Bruce H. Matson	Votes For: 39,604,404

Votes Withheld: 319,087

Robert M. Wily	Votes For: 39,614,762

Votes Withheld: 308,729

The names of the other directors whose terms of office as directors continued after the Annual Meeting of Shareholders are Glade M. Knight, Lisa B. Kern, and Michael S. Waters.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to Amendment No.1 to Registration Statement on Form S-4 filed on December 19, 2002 filed by Apple Hospitality Two, Inc.; SEC File No. 333-101194).

3.2	Bylaws of Apple Hospitality Two, Inc. (FILED HEREWITH).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE HOSPITALITY TWO, INC.

By:	/s/ Glade M. Knight	Date: August 3, 2005
Glade M. Knight,
Chairman of the Board, Chief Executive Officer

By:	/s/ Bryan Peery	Date: August 3, 2005
Bryan Peery
Chief Financial Officer (Principal Accounting Officer)