Form 10-Q
period 2005-09-30
APPLE HOSPITALITY TWO INC
filed 2005-11-03
CIK 1132747

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At November 1, 2005, there were 40,451,116 outstanding shares of common stock, no par value, of the registrant.

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

Apple Hospitality Two, Inc.

Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	September 30, 2005	December 31, 2004
ASSETS
Investment in real estate, net of accumulated depreciation of $71,616 and $52,331, respectively	$620,706	$636,206
Cash and cash equivalents	577	13,118
Restricted cash - Furniture, fixtures & equipment and other escrows	10,843	6,968
Due from third party manager	10,539	4,647
Other assets	3,902	3,665

TOTAL ASSETS	$646,567	$664,604

LIABILITIES
Notes payable-secured	$359,865	$372,762
Note payable-related party	4,086	3,881
Accounts payable & accrued expenses	3,295	1,816
Accounts payable-prior limited partners	8,478	8,501
Interest payable	1,132	1,191
Deferred incentive management fees payable	715	715

TOTAL LIABILITIES	377,571	388,866

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Series A Preferred stock, no par value, authorized 200,000,000 shares; 40,448,261 and 40,442,616 shares outstanding, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding - and - shares, respectively	—	—
Series C convertible preferred stock, no par value, authorized 1,272,000 shares; issued and outstanding 1,272,000 and 1,272,000 shares, respectively	10,176	10,176
Common stock, no par value, authorized 200,000,000 shares; outstanding 40,448,261 and 40,442,616 shares, respectively	347,462	347,376
Distributions greater than net income	(88,642)	(81,814)

TOTAL SHAREHOLDERS’ EQUITY	268,996	275,738

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$646,567	$664,604

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004
REVENUES
Suite revenue	$60,438	$57,443	$170,169	$158,823
Other revenue	1,376	1,332	3,938	4,066

Total revenues	61,814	58,775	174,107	162,889

EXPENSES
Hotel operating expense	15,542	14,820	44,400	41,746
Hotel administrative expense	5,340	5,111	15,322	14,574
Sales and marketing	3,974	3,884	11,583	11,405
Utilities	3,273	2,755	8,512	7,839
Repair and maintenance	3,471	2,994	9,751	8,765
Franchise fees	1,940	2,142	6,322	6,013
Management fees	2,452	1,434	5,284	4,155
Chain services	978	784	2,713	2,509
Taxes, insurance and other	3,709	4,208	10,676	11,618
General and administrative	404	565	1,581	1,556
Depreciation of real-estate owned	6,490	6,219	19,348	18,262

Total expenses	47,573	44,916	135,492	128,442

Operating income	14,241	13,859	38,615	34,447

Interest income	34	68	114	220
Interest expense	(6,809)	(7,176)	(20,529)	(20,708)

Net income	$7,466	$6,751	$18,200	$13,959

Basic and diluted income per common share	$0.18	$0.16	$0.44	$0.33

Weighted average shares outstanding	41,718	41,740	41,715	41,731

Distributions paid per common share	$0.20	$0.20	$0.60	$0.70

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Cash flow from operating activities:
Net income	$18,200	$13,959
Adjustments to reconcile to cash provided by operating activities:
Depreciation	19,348	18,262
Net amortization of fair value adjustment to mortgage notes payable	(646)	(1,685)
Amortization of deferred financing costs	243	91
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from/to third party manager	(3,967)	(3,038)
Debt service and other escrows	7	7,924
Other assets, net	(417)	587
Other accrued expenses	1,602	1,819

Net cash provided by operating activities	34,370	37,919

Cash flow from investing activities:
(Increase) Decrease in cash restricted for capital improvements	(3,882)	2,196
Capital improvements	(5,773)	(21,192)
Decrease in deposits on capital improvement projects	86	80

Net cash used in investing activities	(9,569)	(18,916)

Cash flow from financing activities:
Payment of financing costs	(149)	—
Proceeds from issuance of common stock	7,022	4,428
Redemption of common stock	(6,936)	(6,180)
Proceeds from (payments on) secured line of credit	(8,675)	16,000
Refinancing deposit	—	(2,500)
Repayment of secured notes payable	(3,576)	(5,116)
Cash distributions paid to shareholders	(25,028)	(29,253)

Net cash used in financing activities	(37,342)	(22,621)

Decrease in cash and cash equivalents	(12,541)	(3,618)
Cash and cash equivalents, beginning of period	13,118	17,296

Cash and cash equivalents, end of period	$577	$13,678

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s December 31, 2004 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Stock Incentive Plans

As the exercise price of the Company’s stock options equals the market price of the underlying stock, the Company has not recognized any stock compensation expenses associated with its stock options during the three and nine months ended September 30, 2005 and 2004.

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

Note 2

Notes Payable

In April 2005, the Company extended the term of its $16 million secured line of credit to April 2007. The available line of credit was reduced to $15 million and converted to a revolving facility with the other terms not changing substantially. The outstanding balance at September 30, 2005 was $2,325,000.

Note 3

Shareholders’ Equity

During 2003, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-served basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the Units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the nine months ended September 30, 2005, the Company redeemed 696,606 Units in the amount of $6,936,483 under the program.

Effective February 20, 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. The Company has registered 2.4 million shares for potential issuance under the Program. As of September 30, 2005, 1,383,002 Units have been issued under the dividend reinvestment plan since inception, representing $13.8 million in proceeds to the Company.

Note 4

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length and the results of the Company’s operations could be different if these transactions were conducted with non-related parties.

Through a wholly-owned subsidiary, the Company has an advisory agreement with Apple Hospitality Five Advisors, Inc. (“AFA”) whereby the Company receives advisory fee revenue equal to .1% to .25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for providing day to day advisory and real estate due diligence services for Apple Hospitality Five, Inc. For the nine months ended September 30, 2005 and 2004, the Company earned advisory fee revenue in the amount of approximately $559,000 and $543,000, respectively, under this agreement. AFA is 100% owned by Mr. Glade M. Knight, the Company’s Chairman and CEO.

The Company also provides support services to Apple Six Advisors, Inc. (“A6A”), Apple Hospitality Five, Inc. and Apple REIT Six, Inc. A6A provides day to day advisory and real estate due diligence services to Apple REIT Six, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the nine months ended September 30, 2005 and 2004, the Company earned $1,557,000 and $466,000, respectively. The Company started providing these services in the second quarter of 2004.

A6A is 100% owned by Mr. Knight and he also serves as the Chairman and Chief Executive Officer of Apple Hospitality Five, Inc., a hospitality REIT, and Apple REIT Six Inc., a diversified REIT. The Company also has substantially the same Board of Directors as Apple Hospitality Five, Inc. and Apple REIT Six, Inc.

Note 5

Subsequent Events

In October 2005, the Company declared and paid approximately $8.3 million, or $.20 per share, in a distribution to its common shareholders of record on September 30, 2005. Of this amount, $2.3 million was reinvested through the Company’s dividend reinvestment plan totaling 234,825 Units.

In October 2005, the Company redeemed Units under its share redemption program in the approximate amount of $2.3 million, representing 231,970 Units of the Company.

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

General

Overview

The Company is a real estate investment trust (“REIT”) that owns upscale, extended-stay hotels. The Company was formed on January 17, 2001, with the first investor closing commencing on May 1, 2001. The Company owns 66 hotels in selected markets throughout the United States. The performance of the Company’s hotels can be influenced by many factors, including local hotel competition, local and national economic conditions and the performance of the individual managers assigned to its hotels. In evaluating financial condition and operating performance, the Company focuses on revenue measurements such as occupancy, average daily rate (ADR) and revenue per available room (RevPAR) and expenses such as hotel operating expenses, general and administrative expenses and other expenses described below.

During the first nine months of 2005, the Company experienced improvements in operations as compared to the first nine months of 2004. Better economic conditions in many of its markets and completion of hotel renovations in 2004 led to an increase in RevPAR by 5% over the prior year.

	Three months ended September 30,					Nine months ended September 30,
(in thousands)	2005	POR	2004	POR	Percent change	2005	POR	2004	POR	Percent change
Total revenues	$61,814	100%	$58,775	100%	5%	$174,107	100%	$162,889	100%	7%

Hotel direct expenses	36,970	60%	33,924	58%	9%	103,887	60%	97,006	60%	7%

Taxes, insurance and other expense	3,709	6%	4,208	7%	-12%	10,676	6%	11,618	7%	-8%

General and administrative	404	1%	565	1%	-28%	1,581	1%	1,556	1%	2%

Depreciation	6,490	10%	6,219	11%	4%	19,348	11%	18,262	11%	6%

ADR	$102		$96		6%	$100		$95		5%

Occupancy	81%		82%		-1%	78%		78%		—%

RevPAR	$83		$79		5%	$78		$74		5%

Hotels Owned

The Company owns 66 hotels, with a total of 7,869 suites. Of its 66 hotels, the Company owns 49 Residence Inn by Marriott properties consisting of 5,947 suites, and 17 Homewood Suites by Hilton consisting of 1,922 suites. All of the Company’s hotels are managed by Marriott or Hilton (“Manager”).

The following table summarizes the locations, brands, acquisition dates and number of suites of the hotels owned on September 30, 2005:

City	State	Franchise/Brand	Date Acquired	# of Suites
Birmingham	Alabama	Residence Inn®	August 2002	128
Montgomery	Alabama	Residence Inn®	September 2001	94
Arcadia	California	Residence Inn®	August 2002	120
Bakersfield	California	Residence Inn®	September 2001	114
Concord	California	Residence Inn®	September 2001	126
Costa Mesa	California	Residence Inn®	March 2002	144
Irvine	California	Residence Inn®	August 2002	112
La Jolla	California	Residence Inn®	March 2002	288
Long Beach	California	Residence Inn®	March 2002	216
Placentia	California	Residence Inn®	August 2002	112
San Ramon	California	Residence Inn®	September 2001	106
Boulder	Colorado	Homewood Suites®	January 2003	112
Boulder	Colorado	Residence Inn®	March 2002	128
Meriden	Connecticut	Residence Inn®	September 2001	106
Clearwater	Florida	Homewood Suites®	January 2003	112
Boca Raton	Florida	Residence Inn®	August 2002	120
Clearwater	Florida	Residence Inn®	August 2002	88
Jacksonville	Florida	Residence Inn®	August 2002	112
Pensacola	Florida	Residence Inn®	August 2002	64
Atlanta Airport	Georgia	Residence Inn®	September 2001	126
Atlanta/Buckhead	Georgia	Residence Inn®	March 2002	136
Atlanta/Buckhead	Georgia	Homewood Suites®	January 2003	92
Atlanta/Cumberland	Georgia	Residence Inn®	March 2002	130
Atlanta/Cumberland	Georgia	Homewood Suites®	January 2003	124
Atlanta/Peachtree	Georgia	Homewood Suites®	January 2003	92
Dunwoody	Georgia	Residence Inn®	March 2002	144
Deerfield	Illinois	Residence Inn®	August 2002	128
Lombard	Illinois	Residence Inn®	March 2002	144
Shreveport	Louisiana	Residence Inn®	August 2002	72
Baltimore	Maryland	Homewood Suites®	January 2003	147
Boston	Massachusetts	Residence Inn®	August 2002	96
Boston	Massachusetts	Residence Inn®	September 2001	130

Detroit	Michigan	Homewood Suites®	January 2003	76
Kalamazoo	Michigan	Residence Inn®	August 2002	83
Southfield	Michigan	Residence Inn®	March 2002	144
Jackson	Mississippi	Homewood Suites®	January 2003	91
Jackson	Mississippi	Residence Inn®	August 2002	120
St. Louis	Missouri	Homewood Suites®	January 2003	145
Chesterfield	Missouri	Residence Inn®	March 2002	104
Galleria	Missouri	Residence Inn®	March 2002	152
Las Vegas	Nevada	Residence Inn®	August 2002	192
Santa Fe	New Mexico	Residence Inn®	August 2002	120
Charlotte	North Carolina	Residence Inn®	August 2002	91
Greensboro	North Carolina	Residence Inn®	August 2002	128
Akron	Ohio	Residence Inn®	August 2002	112
Cincinnati	Ohio	Residence Inn®	September 2001	118
Columbus North	Ohio	Residence Inn®	March 2002	96
Dayton North	Ohio	Residence Inn®	March 2002	64
Dayton South	Ohio	Residence Inn®	March 2002	96
Sharonville	Ohio	Residence Inn®	March 2002	144
Portland	Oregon	Homewood Suites®	January 2003	123
Philadelphia/Malvern	Pennsylvania	Homewood Suites®	January 2003	123
Philadelphia	Pennsylvania	Residence Inn®	August 2002	88
Columbia	South Carolina	Residence Inn®	August 2002	128
Spartanburg	South Carolina	Residence Inn®	August 2002	88
Memphis	Tennessee	Residence Inn®	August 2002	105
Dallas/Addison	Texas	Homewood Suites®	January 2003	120
Dallas/Las Colinas	Texas	Homewood Suites®	January 2003	136
Dallas/Plano	Texas	Homewood Suites®	January 2003	99
Dallas	Texas	Residence Inn®	September 2001	120
Houston	Texas	Residence Inn®	September 2001	110
Lubbock	Texas	Residence Inn®	August 2002	80
Salt Lake City	Utah	Homewood Suites®	January 2003	98
Richmond	Virginia	Homewood Suites®	January 2003	123
Herndon	Virginia	Homewood Suites®	January 2003	109
Redmond	Washington	Residence Inn®	January 2003	180

				7,869

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length and the results of the Company’s operations could be different if these transactions were conducted with non-related parties.

Through a wholly-owned subsidiary, the Company has an advisory agreement with Apple Hospitality Five Advisors, Inc. (“AFA”) whereby the Company receives advisory fee revenue equal to .1% to .25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for providing day to day advisory and real estate due diligence services for Apple Hospitality Five, Inc. For the nine months ended September 30, 2005 and 2004, the Company earned advisory fee revenue in the amount of approximately $559,000 and $543,000, respectively, under this agreement. AFA is 100% owned by Mr. Glade M. Knight, the Company’s Chairman and CEO.

The Company also provides support services to Apple Six Advisors, Inc. (“A6A”), Apple Hospitality Five, Inc. and Apple REIT Six, Inc. A6A provides day to day advisory and real estate due diligence services to Apple REIT Six, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the nine months ended September 30, 2005 and September 30, 2004, the Company earned $1,557,000 and $466,000 respectively. The Company started providing these services in the second quarter of 2004.

A6A is 100% owned by Mr. Knight and he also serves as the Chairman and Chief Executive Officer of Apple Hospitality Five, Inc., a hospitality REIT, and Apple REIT Six Inc., a diversified REIT. The Company also has substantially the same Board of Directors as Apple Hospitality Five, Inc. and Apple REIT Six, Inc.

Results of Operations

The Company’s financial results for the first nine months of 2005 were improved as compared to the same period in 2004. The improvement is due primarily to the completion of the Company’s major renovation program in mid-2004 and general economic improvements in the industry. The Company anticipates favorable results as compared to 2004 throughout 2005. However, as the Company is renovating four hotels in 2005 and since general economic conditions cannot be projected, there can be no assurances that the improvements will continue.

Revenues

The Company’s principal source of revenue is hotel suite revenue. For the three months ended September 30, 2005 and 2004, the Company had total revenue of approximately $61.8 million and $58.8 million, respectively. For the three months ended September 30, 2005, the company achieved an ADR of $102 as compared to $96 in 2004 and RevPAR was $83 and $79. For the full nine months of 2005, ADR was $100 as compared to $95 in 2004 and RevPAR was $78 as compared to $74. ADR, or average daily rate, is calculated as room revenue divided by number of rooms sold, and RevPAR, or revenue per available room, is calculated as occupancy multiplied by ADR. The improvement for these periods is due to overall improvement in the hospitality industry and the substantial completion of the Company’s major renovation project. Occupancy was down slightly during the third quarter from 82% to 81% due primarily to rooms out of service associated with three hotel renovations. Year-to-date occupancy is flat at 78%. As the Company focuses on maximizing ADR, it is not anticipated that average occupancy will rise significantly from its current level.

Expenses

For the three months ended September 30, 2005 and 2004, hotel direct expenses totaled $37.0 million or 60% of total revenue and $33.9 million or 58% of total revenue. This increase was due in part to the increase in incentive fees paid to the hotel management companies which resulted from improved operations. For the nine months ended September 30, 2005 and 2004, hotel direct expenses totaled $103.9 million or 60% of total revenue and $97.0 million or 60% of total revenue.

Taxes, insurance and other expense for the three months ended September 30, 2005 and 2004 was approximately $3.7 million or 6% of total revenue and $4.2 million or 7% of total revenue. For the nine months ended September 30, 2005 and 2004, taxes, insurance and other expense was approximately $10.7 million or 6% of total revenue and $11.6 million or 7% of total revenue. The decline is due to the improved insurance rates and property tax assessments negotiated by the Company.

General and administrative expense (“G&A”) for the three months ended September 30, 2005 and 2004 was approximately $404,000 or 1% of total revenue and $565,000 or 1% of total revenue. For the nine months ended September 30, 2005 and 2004, G&A was approximately $1.6 million or 1% of total revenue.

Depreciation expense for the three months ended September 30, 2005 and 2004 was approximately $6.5 million and $6.2 million, respectively. For the nine months ended September 30, 2005 and 2004, depreciation expense was $19.3 million and $18.3 million. Depreciation expense represents expense of the Company’s 66 hotels and related personal property. The increase is a result of the major renovation project completed by the Company in 2004.

Interest expense was $6.8 million and $7.2 million for the three months ended September 30, 2005 and 2004, respectively. For the full nine months of 2005, interest expense was $20.5 million as compared to $20.7 million for 2004.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents totaled approximately $0.6 million at September 30, 2005 and $13.1 million at December 31, 2004. The Company plans to use this cash to pay debt service and general corporate expenses. The decrease in cash and cash equivalents is due to the partial repayment of the Company’s revolving line of credit as well as capital improvements, redemptions and distributions.

The cash flow generated from the properties owned is the Company’s principal source of liquidity. In addition, the Company had approximately $12.7 million available under its revolving line of credit at September 30, 2005.

Equity

During 2003, the Company instituted a Unit Redemption Program to provide limited interim liquidity to the Company’s shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-serve basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the Units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the nine months ended September 30, 2005, the Company redeemed 696,606 Units in the amount of $6,936,483 under the program. The Company currently plans to redeem shares to the extent of proceeds received from the dividend reinvestment plan.

Effective February 20, 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. During the first nine months of 2005, approximately 702,251 Units were issued under the dividend reinvestment plan representing proceeds to the Company of approximately $7.0 million.

During the second quarter of 2005, the Company engaged UBS Investment Bank to assist in reviewing and evaluating various strategic alternatives for the Company. Those alternatives include a possible sale of the Company, merger or listing. The Company cannot provide any assurance that it will initiate or complete any of these strategic alternatives.

Notes Payable

The Company’s $16 million short-term credit facility that was secured by two properties and had an outstanding balance of $11 million at March 31, 2005, was refinanced with a two-year facility in April 2005. The new facility is a $15 million revolving line of credit with the other terms substantially the same as the prior agreement. At September 30, 2005, the outstanding balance was approximately $2.3 million.

Capital Requirements and Resources

The Company’s distribution policy is at the discretion of the Board of Directors and depends on several factors. The quarterly distribution rate for the three and nine months ended September 30, 2005 was at a rate of $0.20 per unit outstanding. Distributions to shareholders will depend on income from operations. As a result there can be no assurance that income from operations will be sufficient to fund distributions at historic levels.

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

During the nine months ended September 30, 2005 and 2004, the Company capitalized approximately $5.8 million and $21.2 million, respectively, in capital improvements to the properties. The decline in capital expenditures from 2004 is due to the decrease in the number of renovations performed by the Company. The Company has started the renovation of four hotels in 2005 and anticipates the costs of these renovations to exceed the furniture and fixture escrows by approximately $2-3 million which will be funded by cash on hand and availability under the Company’s revolving credit facility.

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

Business Interruption

Being in the real estate industry, the Company is exposed to natural disasters both locally and nationally, and although management believes there is adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position and results of operations. During the third quarter, the United States experienced several significant, destructive weather events. The Company’s assets, however, experienced minimal disruption and damage.

Subsequent Events

In October 2005, the Company declared and paid approximately $8.3 million, or $.20 per share, in a distribution to its common shareholders of record on September 30, 2005. Of this amount, $2.3 million was reinvested through the Company’s dividend reinvestment plan totaling 234,825 Units.

In October 2005, the Company redeemed Units under its share redemption program in the approximate amount of $2.3 million, representing 231,970 Units of the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2005, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

During the first quarter of 2004, the Company instituted a dividend reinvestment plan. The purpose of the plan is to provide the Company’s shareholders with a convenient and inexpensive way to increase their investment in the Company by reinvesting their dividends to purchase additional Units. As of September 30, 2005, 1,383,002 Units have been issued under the dividend reinvestment plan since inception, representing approximately $13.8 million in proceeds to the Company.

Share Redemption Program

With its initial offering the Company instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $10.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the share redemption program. Redemption of units, when requested, will be made quarterly on a first-come, first-served basis. Prior to the implementation of the Dividend Reinvestment Plan in the first quarter of 2004, the redemptions were funded as part of the Company’s Additional Share Option Plan. Funding for the redemption of Units will come from the proceeds the Company receives from the sale of Units under its dividend reinvestment plan. The Company’s board of directors, in its sole discretion, may choose to suspend or terminate the share redemption program or reduce the number of Units purchased under the share redemption program if it determines the funds otherwise available to fund the share redemption program are needed for other purposes. The following is a summary of redemptions during the third quarter of 2005:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
July 2005	225,065	$9.97	2,448,607	(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to Amendment No.1 to Registration Statement on Form S-4 filed on December 19, 2002 filed by Apple Hospitality Two, Inc.; SEC File No. 333-101194).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3.2 to Form 10-Q filed on August 4, 2005 by Apple Hospitality Two, Inc.; SEC File No. 000-49748).

10.1	Executive Severance Plan dated August 23, 2005 (FILED HEREWITH).

10.2	Severance Plan dated August 23, 2005 (FILED HEREWITH).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE HOSPITALITY TWO, INC.

By:	/s/ Glade M. Knight	Date: November 3, 2005
Glade M. Knight,
Chairman of the Board, Chief Executive Officer

By:	/s/ Bryan Peery	Date: November 3, 2005
Bryan Peery,
Chief Financial Officer (Principal Accounting Officer)