Form 10-K
period 2005-12-31
APPLE HOSPITALITY TWO INC
filed 2006-03-09
CIK 1132747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 2005

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from                      to

Commission File Number 000-49748

APPLE HOSPITALITY TWO, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-2010305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

814 East Main Street, Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act:

None

Securities registered pursuant to Section 12 (g) of the act:

Units (Each Unit is equal to one common share, no par value, and one Series A preferred share)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is currently no established public market in which the Company’s common shares are traded. Based upon the offering price of Apple Hospitality Two, Inc.’s shares, which was $10 on June 30, 2005, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $379,499,180. The Company does not have any non-voting common equity.

The number of common shares outstanding on March 1, 2006 was 40,428,688.

Documents Incorporated by Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement for the 2006 annual meeting of shareholders to be held May 11, 2006.

APPLE HOSPITALITY TWO, INC.

FORM 10-K

This Form 10-K includes references to certain trademarks or service marks. Residence Inn® by Marriott is the property of Marriott International, Inc. (“Marriott”). The Homewood Suites by Hilton® trademark is the property of Hilton Hotels Corporation (“Hilton”). For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the extended-stay hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A.

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

The Company is a real estate investment trust (“REIT”) that owns extended-stay hotels. The REIT Modernization Act, effective January 1, 2001, permits REIT’s to establish taxable businesses to conduct certain previously disallowed business activities. The Company has wholly-owned taxable REIT subsidiaries (collectively, the “Lessees”), which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of either Marriott or Hilton under hotel management agreements.

In 2005, the Company engaged UBS Investment Bank to assist in reviewing and evaluating various strategic alternatives for the Company. Those alternatives include a possible sale of the Company, merger or listing. The Company cannot provide any assurances that it will initiate any of these alternatives.

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

Growth Strategies

The Company’s primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions. The Company seeks to increase operating cash flow and enhance its value through internal growth and renovations. The Company’s internal growth strategy is to utilize its asset management expertise to improve the quality of its hotels by aggressively managing its room rates, renovating, redeveloping, partnering with industry leaders in hotel management and franchising its hotels with leading brands in the industry. All of these factors can improve hotel operational performance and customer satisfaction, which in turn can improve financial results.

The Company believes that completed and planned renovation and redevelopment activities as well as market penetration will increase revenue per available room (“RevPAR”) at its hotels. As required by its various management agreements, the Company is committed to funding a percentage of gross revenue per month for certain capital expenditures for periodic replacement or refurbishment of furniture, fixtures and equipment. The Company has approximately $7.2 million held in escrow for future furniture, fixture and equipment purchases at December 31, 2005. During 2003, the Company began a major renovation program for its hotels to enhance revenue per available room. This program concluded in the middle of 2004. Total capital expenditures in the program were approximately $56 million and included 26 hotels. The Company continues to selectively renovate hotels as the return on investment warrants.

The Company continuously monitors its portfolio and will, where appropriate, selectively acquire or dispose of properties based on specific market conditions. Based on the performance and location of two hotels, the Company has entered into contracts to sell these properties for a gross sale price of $5.8 million. These transactions should be completed in the first quarter of 2006.

Financing

Substantially all of the Company’s hotels are encumbered by mortgage debt. The Company’s bylaws require board of director approval for debt above certain levels. Debt levels are reviewed quarterly by the board to ensure reasonableness in relation to the Company’s assets. Although there can be no assurance about the need for additional debt, it is anticipated that cash from operations and the Company’s existing revolving line of credit will meet substantially all of the Company’s cash requirements.

Industry and Competition

The Company believes that the hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other extended-stay hotels in its immediate vicinity and secondarily with other hotels in its geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate (ADR) and RevPAR of the Company’s hotels in that area. The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting its hotels. Additionally, general economic conditions in a particular market or nationally can impact the performance of the hotels.

Hotel Operating Performance

The Company owns 49 Residence Inn by Marriott hotels, consisting of 5,947 suites, and 17 Homewood Suites by Hilton hotels, consisting of 1,922 suites. The Company has contracted to sell two of the Residence Inn by Marriott hotels, consisting of 179 suites. The results of these two hotels have been classified as discontinued operations. Total revenues for the hotels in continuing operations totaled $225.4 million, $210.5 million and $192.6 million for the years ended December 31, 2005, 2004 and 2003. For those same periods, the hotels achieved average occupancy of 78%, 76% and 74%, ADR of $100, $95 and $91 and RevPAR of $78, $72 and $67. The overall increase in RevPAR reflects the increase in business of newly renovated hotels and the overall improvement in the hospitality industry.

Franchise and Management Agreements

Residence Inn Hotels

The Company’s Residence Inn hotels are subject to management agreements under which Residence Inn by Marriott, Inc. (the “Manager”) manages the hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of the Manager of up to an additional 50 years. The agreements generally provide for payment of base management fees, which are calculated annually as a percentage of sales, and incentive management fees over a priority return (as defined in the management agreements). Incentive management fees (IMF) are currently payable only if and to the extent there is sufficient cash flow from the hotels after consideration of qualifying debt service and after consideration to a priority return on investment, including property improvements. Amounts not currently payable are deferred and are payable in future years only if and to the extent there is sufficient cash flow from future operations or upon sale or refinancing of the hotels after consideration to a priority return to the Company (as defined in the management agreements), which is generally 12%. In the event of early termination of the management agreements, the Manager will receive additional fees based on the unexpired term and expected future base and incentive management fees. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. Marriott also charges system fees to operate as a Residence Inn by Marriott and for the right to use its brand services including its reservation system.

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

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations could be different if these transactions were conducted with non-related parties.

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

The Company also provides support services to Apple Six Advisors, Inc. (A6A), Apple REIT Six, Inc., and Apple REIT Seven, Inc. A6A provides day to day advisory and real estate due diligence services to Apple REIT Six, Inc. A6A is 100% owned by Mr. Knight. Each of these companies has agreed to reimburse the Company for its costs in providing these services. Mr. Knight is Chairman and Chief Executive Officer of Apple Hospitality Five, Inc., Apple REIT Six, Inc. and Apple REIT Seven, Inc. Additionally, the Company’s Board of Directors has members that are also on the Board of Directors of Apple Hospitality Five, Inc., Apple REIT Six, Inc. or Apple REIT Seven, Inc.

Employees

During 2005, all employees involved in the day-to-day operation of the Company’s hotels were employed by the management companies engaged pursuant to the hotel management agreements. At December 31, 2005, the Company had 31 employees.

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

Item 1A. Risk Factors

The following list describes several risk factors which are applicable to the Company:

The Company is subject to the risks of hotel operations.

The Company’s hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

•	increases in supply of hotel rooms that exceed increases in demand;

•	increases in energy costs and other travel expenses that reduce business and leisure travel;

•	reduced business and leisure travel due to continued geo-political uncertainty, including terrorism;

•	adverse effects of declines in general and local economic activity;

•	adverse effects of a downturn in the hotel industry.

The Company does not have control over market and business conditions.

Changes in general or local economic or market conditions, increased costs of energy, increased costs of insurance, increased costs of products, increased costs and shortages of labor, competitive factors, fuel shortages, quality of management, the ability of a hotel chain to fulfill any obligations to operators of its hotel business, limited alternative uses for the building, changing consumer habits, condemnation or uninsured losses, changing demographics, changing traffic patterns, inability to remodel outmoded buildings as required by the franchise or lease agreement and other factors beyond the Company’s control may reduce the value of properties that the Company owns and cash available to make distributions to the shareholders may be reduced.

Adverse trends in the hotel industry may impact the Company’s properties.

The success of the Company’s properties will depend largely on the property operators’ ability to adapt to dominant trends in the hotel industry as well as greater competitive pressures, increased consolidation, industry overbuilding, dependence on consumer spending patterns and changing demographics, the introduction of new concepts and products, availability of labor, price levels and general economic conditions. The success of a particular hotel brand, the ability of a hotel brand to fulfill any obligations to operators of its business, and trends in the hotel industry may affect the Company’s income and the funds it has available to distribute to shareholders.

An economic downturn and concern about terrorist activities could adversely affect the travel and lodging industries and may affect hotel operations for the Company’s hotels.

As part of the effects of an economic downturn, the lodging industry could experience a significant decline in business caused by a reduction in travel for both business and pleasure. Consistent with the rest of the lodging industry, the hotels the Company owns or acquires may experience declines in occupancy and average daily rates due to the decline in travel. Any kind of terrorist activity within the United States, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could lessen travel by the public, which could have a negative effect on any of the Company’s hotel operations. Any terrorist act directly against or affecting any of the Company’s properties would also negatively affect operations. The Company’s property insurance will typically cover losses for property damage to the properties if there are terrorist attacks against the Company’s properties. However, the Company is not insured for losses arising from terrorist attacks against other properties or against modes of public transportation (such as airlines, trains or buses), even though such terrorist attacks may curtail travel generally and negatively affect the Company’s hotel operations.

There may be business interruption due to natural disaster.

Being in the real estate industry, the Company is exposed to natural disasters both locally and nationally, and although management believes there is adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position and results of operations.

The hotel industry is seasonal.

The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result of the seasonality of the hotel industry, there may be quarterly fluctuations in results of operations of properties leased to subsidiaries. As a result, the Company may need to enter into short-term borrowing in certain periods in order to offset these fluctuations in revenues and to make distributions to shareholders.

There may be operational limitations associated with management and franchise agreements affecting the Company’s properties and these limitations may prevent the Company from using these properties to its best advantage for the Company’s shareholders.

Apple Hospitality Management, Inc. and Apple Suites Management, Inc., the Company’s wholly-owned taxable REIT subsidiaries (or their subsidiaries), operate all of the properties pursuant to franchise or license agreements with nationally recognized hotel brands. These franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the Company’s properties in order to maintain uniformity within the franchiser system. The Company does not know whether those limitations may conflict with its ability to create specific business plans tailored to each property and to each market.

The company faces competition in the hotel industry, which may limit its profitability and return to its shareholders.

The hotel industry is highly competitive. This competition could reduce occupancy levels and rental revenues at the Company’s properties, which would adversely affect its operations. The Company faces competition from many sources. It faces competition from other hotels both in the immediate vicinity and the geographic market where the Company’s hotels are located. Over-building in the hotel industry will increase the number of rooms available and may decrease occupancy and room rates. In addition, increases in operating costs due to inflation may not be offset by increased room rates. The Company also faces competition from nationally recognized hotel brands with which the Company will not be associated.

The Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code.

The rules governing REIT’s are highly technical and complex. They require ongoing compliance with a variety of tests that depend, among other things, on future operations. While the Company expects to satisfy these tests and will make its best efforts to do so, it cannot ensure it will qualify as a REIT for any particular year, or that the applicable law will not change and adversely affect it and its shareholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2005, the Company owned 49 Residence Inn by Marriott hotels comprised of 5,947 suites and 17 Homewood Suites by Hilton hotels comprised of 1,922 suites for a total of 66 hotels comprised of 7,869 suites. The hotels are located in various states. Two of the Residence Inn hotels, comprised of 179 suites, are reported as held for sale and are excluded from the following table which shows the location of each hotel, the date of construction, the date acquired, encumbrances, initial acquisition cost, gross carrying value and the number of suites of each hotel.

Real Estate and Accumulated Depreciation

As of December 31, 2005

(Dollars in thousands)

		Initial Cost		Subsequently Capitalized Bldg. Imp. & FF&E
Description	Encumbrances	Land	Bldg./FF&E		Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Suites
Akron, Ohio	$5,453	$597	$3,665	$2,368	$6,630	$(1,103)	1987	August 2002	3 – 39 yrs.	112
Arcadia, California	14,833	2,284	6,380	2,106	10,770	(1,380)	1989	August 2002	3 – 39 yrs.	120
Atlanta, Georgia	4,108	1,757	10,360	1,290	13,407	(1,739)	1990	September 2001	3 – 39 yrs.	126
Atlanta/Buckhead, Georgia	1,913	4,568	9,087	301	13,956	(1,106)	1997	January 2003	3 – 39 yrs.	92
Atlanta/Cumberland, Georgia	4,685	2,202	8,618	606	11,426	(1,135)	1990	January 2003	3 – 39 yrs.	124
Atlanta/Peachtree, Georgia	2,624	953	3,629	696	5,278	(653)	1990	January 2003	3 – 39 yrs.	92
Bakersfield, California	3,651	1,870	7,567	1,416	10,853	(1,462)	1990	September 2001	3 – 39 yrs.	114
Baltimore, Maryland	8,434	1,601	15,553	811	17,965	(1,738)	1998	January 2003	3 – 39 yrs.	147
Birmingham, Alabama	5,566	1,227	4,349	2,281	7,857	(1,005)	1986	August 2002	3 – 39 yrs.	128
Boca Raton, Florida	3,745	1,360	3,871	227	5,458	(493)	1988	August 2002	3 – 39 yrs.	120
Boston, Massachusetts	6,389	4,707	12,730	1,847	19,284	(2,195)	1989	September 2001	3 – 39 yrs.	130
Boston, Massachusetts	4,614	1,193	4,774	2,219	8,186	(1,196)	1989	August 2002	3 – 39 yrs.	96
Boulder, Colorado	10,042	3,428	12,532	611	16,571	(1,406)	1991	January 2003	3 – 39 yrs.	112
Boulder, Colorado	5,726	1,179	8,538	3,544	13,261	(2,054)	1986	March 2002	3 – 39 yrs.	128
Buckhead, Georgia	4,867	3,231	4,267	2,470	9,968	(1,185)	1987	March 2002	3 – 39 yrs.	136
Chesterfield, Missouri	2,672	1,148	3,480	2,099	6,727	(762)	1986	March 2002	3 – 39 yrs.	104
Cincinatti, Ohio	4,564	1,573	5,472	391	7,436	(930)	1990	September 2001	3 – 39 yrs.	118
Clearwater, Florida	5,623	2,687	8,108	741	11,536	(978)	1998	January 2003	3 – 39 yrs.	112
Clearwater, Florida	3,536	1,759	3,266	1,945	6,970	(817)	1986	August 2002	3 – 39 yrs.	88
Columbia, South Carolina	4,374	475	5,732	2,301	8,508	(1,370)	1988	August 2002	3 – 39 yrs.	128
Columbus North, Ohio	1,670	641	3,527	464	4,632	(622)	1985	March 2002	3 – 39 yrs.	96
Concord, California	5,933	4,937	16,804	1,342	23,083	(2,586)	1989	September 2001	3 – 39 yrs.	126
Costa Mesa, California	7,158	3,773	6,825	3,239	13,837	(1,441)	1986	March 2002	3 – 39 yrs.	144
Cumberland, Georgia	2,863	1,938	3,622	542	6,102	(686)	1987	March 2002	3 – 39 yrs.	130
Dallas, Texas	5,020	1,397	8,271	557	10,225	(1,384)	1989	September 2001	3 – 39 yrs.	120
Dallas/Addison, Texas	5,154	2,059	8,511	663	11,233	(1,093)	1990	January 2003	3 – 39 yrs.	120
Dallas/Las Colinas, Texas	5,341	2,772	9,592	494	12,858	(1,200)	1990	January 2003	3 – 39 yrs.	136
Dallas/Plano, Texas	2,343	521	5,219	364	6,104	(806)	1997	January 2003	3 – 39 yrs.	99
Dayton North, Ohio	1,384	320	2,539	187	3,046	(381)	1987	March 2002	3 – 39 yrs.	64
Dayton South, Ohio	2,911	443	4,353	2,006	6,802	(1,179)	1985	March 2002	3 – 39 yrs.	96
Deerfield, Illinois	8,090	1,442	6,665	1,981	10,088	(1,407)	1989	August 2002	3 – 39 yrs.	128
Detroit, Michigan	2,343	508	4,543	532	5,583	(708)	1990	January 2003	3 – 39 yrs.	76
Dulles/Washington, D.C.	6,962	2,419	15,104	421	17,944	(1,315)	1998	January 2003	3 – 39 yrs.	109
Dunwoody, Georgia	2,625	1,988	4,725	885	7,598	(935)	1984	March 2002	3 – 39 yrs.	144

Real Estate and Accumulated Depreciation

As of December 31, 2005

(Dollars in thousands)

		Initial Cost		Subsequently Capitalized Bldg. Imp. & FF&E
Description	Encumbrances	Land	Bldg./FF&E		Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Suites
Greensboro, North Carolina	$4,869	$1,518	$5,211	$78	$6,807	$(698)	1987	August 2002	3 – 39 yrs.	128
Home Office–Richmond, Virginia	—	138	766	49	953	(377)	1950	January 2003	3 – 39 yrs.	—
Houston, Texas	4,564	960	8,903	1,449	11,312	(1,626)	1990	September 2001	3 – 39 yrs.	110
Irvine, California	12,734	2,904	6,049	2,187	11,140	(1,426)	1989	August 2002	3 – 39 yrs.	112
Jackson, Mississippi	2,811	897	8,271	444	9,612	(854)	1997	January 2003	3 – 39 yrs.	91
Jackson, Mississippi	3,356	786	4,125	2,267	7,178	(1,020)	1986	August 2002	3 – 39 yrs.	120
Jacksonville, Florida	4,869	566	4,001	2,700	7,267	(1,057)	1986	August 2002	3 – 39 yrs.	112
Kalamazoo, Michigan	3,933	1,313	3,896	1,392	6,601	(769)	1989	August 2002	3 – 39 yrs.	83
La Jolla, California	18,754	17,255	11,854	7,195	36,304	(3,651)	1986	March 2002	3 – 39 yrs.	288
Las Vegas, Nevada	20,599	3,685	8,786	918	13,389	(1,004)	1989	August 2002	3 – 39 yrs.	192
Lombard, Illinois	5,154	1,166	5,740	526	7,432	(1,386)	1987	March 2002	3 – 39 yrs.	144
Long Beach, California	11,071	7,325	11,597	670	19,592	(1,545)	1987	March 2002	3 – 39 yrs.	216
Lubbock, Texas	2,497	410	2,754	1,439	4,603	(699)	1986	August 2002	3 – 39 yrs.	80
Memphis, Tennessee	2,532	2,038	4,755	386	7,179	(600)	1986	August 2002	3 – 39 yrs.	105
Meriden, Connecticut	4,108	—	9,092	799	9,891	(1,533)	1989	September 2001	3 – 39 yrs.	106
Montgomery, Alabama	2,282	965	5,025	376	6,366	(867)	1990	September 2001	3 – 39 yrs.	94
Pensacola, Florida	3,536	336	2,297	1,743	4,376	(1,161)	1985	August 2002	3 – 39 yrs.	64
Philadelphia, Pennsylvania	5,971	1,395	5,650	2,265	9,310	(1,279)	1988	August 2002	3 – 39 yrs.	88
Philadelphia/Malvern, Pennsylvania	1,912	—	16,285	303	16,588	(1,662)	1998	January 2003	3 – 39 yrs.	123
Placentia, California	7,640	3,397	4,663	2,092	10,152	(1,251)	1988	August 2002	3 – 39 yrs.	112
Portland, Oregon	4,506	3,095	7,705	351	11,151	(681)	1998	January 2003	3 – 39 yrs.	123
Redmond, Washington	19,118	6,777	27,736	233	34,746	(2,381)	1990	January 2003	3 – 39 yrs.	180
Richmond, Virginia	5,258	790	9,035	497	10,322	(1,125)	1998	January 2003	3 – 39 yrs.	123
Salt Lake City, Utah	2,343	377	5,142	388	5,907	(729)	1996	January 2003	3 – 39 yrs.	98
San Ramon, California	5,020	3,448	15,542	463	19,453	(2,105)	1989	September 2001	3 – 39 yrs.	106
Santa Fe, New Mexico	8,040	1,411	4,840	209	6,460	(620)	1986	August 2002	3 – 39 yrs.	120
Sharonville, Ohio	1,909	2,087	3,790	3,775	9,652	(1,617)	1985	March 2002	3 – 39 yrs.	144
Shreveport, Louisiana	4,045	298	2,503	13	2,814	(348)	1983	August 2002	3 – 39 yrs.	72
Southfield, Michigan	4,199	1,738	3,869	1,140	6,747	(902)	1987	March 2002	3 – 39 yrs.	144
St. Louis, Missouri	4,506	2,099	9,712	269	12,080	(826)	2000	January 2003	3 – 39 yrs.	145
St. Louis/Galleria, Missouri	6,251	1,970	5,554	3,117	10,641	(1,136)	1986	March 2002	3 – 39 yrs.	152

Investment in hotels	$355,603	$136,101	$467,426	$83,680	$687,207	$(77,385)				7,690

Investment in hotels at December 31, 2005, consisted of the following (in thousands):

Land	$135,795
Building and improvements	493,614
Furniture, fixtures and equipment	57,798

Total	687,207
Less: accumulated depreciation	(77,385)

Investment in hotels, net	$609,822

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares

There is currently no established public market in which the Company’s common shares are traded. The per share estimated market value is deemed to be the offering price of the shares, which is currently $10.00 per share. This is supported by the fact that the Company is currently selling shares to the public at a price of $10.00 per share through its Dividend Reinvestment Plan and, the Company is repurchasing shares at $10.00 from shareholders. On December 31, 2005, there were approximately 11,000 beneficial shareholders of the Company’s common shares.

Distributions totaling $33.4 million, $37.6 million, and $54.2 million were paid to the common shareholders and Series C convertible shareholders during 2005, 2004 and 2003. Distributions were paid in an amount of $0.80, $0.90 and $1.50 per share for the years ended December 31, 2005, 2004 and 2003. The $1.50 per share in 2003 includes a special distribution of approximately $.50 associated with the Company’s merger with Apple Suites, Inc. Currently the Company pays a distribution on a quarterly basis. In 2005 the quarterly distribution was at a rate of $0.20 per share. The timing and amounts of distributions to shareholders are within the discretion of the Company’s Board of Directors. Future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions and other factors such as working capital and capital expenditure requirements, as well as requirements under federal income tax provisions for qualification as a REIT.

Non-Employee Directors Stock Option Plan and Incentive Plan

The Company’s board of directors has adopted and the Company’s shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan convert to Units. Each Unit is equal to one common share and one Series A Preferred share of the Company. As of December 31, 2005, there were 202,402 options outstanding.

Dividend Reinvestment Plan

During the first quarter of 2004, the Company instituted a dividend reinvestment plan. The purpose of the plan is to provide the Company’s shareholders with a convenient and inexpensive way to increase their investment in the Company by reinvesting their dividends to purchase additional Units. As of December 31, 2005, 1.6 million Units have been issued under the dividend reinvestment plan, representing $16.2 million in proceeds to the Company.

Share Redemption Program

The Company has instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $10.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the share redemption program. Redemption of units, when requested, will be made quarterly on a first-come, first-served basis. Prior to the implementation of the Dividend Reinvestment Plan in the first quarter of 2004, the redemptions were funded as part of the Company’s Additional Share Option Plan. Funding for the

redemption of Units will come from the proceeds the Company receives from the sale of Units under its dividend reinvestment plan. The Company’s board of directors, in its sole discretion, may choose to suspend or terminate the share redemption program or reduce the number of Units purchased under the share redemption program if it determines the funds otherwise available to fund the share redemption program are needed for other purposes. For the year ended December 31, 2005, the Company redeemed approximately $9.3 million, representing approximately 928,576 Units. The following is a summary of redemptions during the fourth quarter of 2005:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2005	231,970	$9.98	2,680,577	(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

Preferred Shares

The Company’s articles of incorporation authorize issuance of up to 15 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B and C convertible preferred shares have been issued. The Company believes that the authorization to issue additional preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series C convertible preferred shares. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the board of directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

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

Item 6. Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2005, 2004, 2003, 2002 and the period from January 17, 2001 through December 31, 2001. Certain data has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and Item 15, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

SELECTED FINANCIAL DATA

(in thousands except per share and statistical data)	For the year ended December 31, 2005	For the year ended December 31, 2004	For the year ended December 31, 2003	For the year ended December 31, 2002	For the period January 17, 2001 through December 31, 2001 (d)
Revenues:
Suite revenue	$219,942	$204,701	$186,457	$101,973	$10,022
Other revenue	5,451	5,843	6,136	3,281	415
Reimbursed expenses	2,076	649	—	—	—

Total revenue	227,469	211,193	192,593	105,254	10,437

Expenses:
Hotel expenses	134,190	126,084	117,042	58,337	5,625
Taxes, insurance and other	13,837	14,884	12,560	6,515	553
Reimbursed expenses	2,076	649	—	—	—
General and administrative	2,026	2,505	1,948	1,943	491
Transaction advisory fees	322	—	—	—	—
Depreciation	25,722	24,363	19,016	7,467	1,085
Merger costs	—	—	15,914	—	—
Debt extinguishment costs	—	8,803	—	—	—
Interest and other expenses, net	27,162	26,810	23,919	12,109	(634)

Total expenses	205,335	204,098	190,399	86,371	7,120
Income from continuing operations	22,134	7,095	2,194	18,883	3,317
Discontinued operations (a)	(3,262)	(646)	(697)	(16)	—

Net income	$18,872	$6,449	$1,497	$18,867	$3,317

Per Share
From continuing operations - basic and diluted	$0.53	$0.17	$0.05	$0.88	$0.52
From discontinued operations - basic and diluted	(0.08)	(0.02)	(0.01)	—	—

Earnings per common share - basic and diluted	$0.45	$0.15	$0.04	$0.88	$0.52

Distributions paid to common shareholders	$0.80	$0.90	$1.50	$1.00	$0.50
Weighted-average common shares outstanding - basic and diluted	41,717	41,728	41,421	21,557	6,334

Balance Sheet Data
Cash and cash equivalents	$415	$13,118	$17,296	$125,522	$15,469
Investment in hotels, net	$609,822	$636,206	$638,658	$388,034	$121,078
Total assets	$638,176	$664,604	$692,113	$557,754	$178,381
Notes payable-secured	$359,752	$372,762	$362,763	$269,297	$52,874
Shareholders’ equity	$261,357	$275,738	$308,920	$262,982	$120,461
Net book value per share	$6.26	$6.61	$7.37	$8.72	$8.66

Other Data
Cash flow from:
Operating activities	$46,819	$20,367	$35,923	$24,003	$4,694
Investing activities	$(13,970)	$(2,239)	$(71,682)	$(28,257)	$(108,918)
Financing activities	$(45,552)	$(22,306)	$(72,467)	$114,307	$119,693
Number of hotels owned at end of period	66	66	66	48	10
Average Daily Rate (ADR) (b)	$100	$95	$91	$92	$102
Occupancy	78%	76%	74%	78%	76%
Revenue Per Available Room (RevPAR) (c)	$78	$72	$67	$71	$78

(a) Discontinued operations includes a loss of $3,364 on assets held for sale at December 31, 2005.

(b) Suite revenue divided by number of rooms sold.

(c) ADR multiplied by occupancy.

(d) The Company was formed on January 17, 2001 and commenced operations in September 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such Statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the extended-stay hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this annual report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and included in Item 1A of this report.

Overview

The Company is a real estate investment trust (REIT) that owns upscale, extended-stay hotels. The Company was formed on January 17, 2001, with the first investor closing commencing on May 1, 2001. At December 31, 2005, the Company owned 66 hotels within different markets in the United States. The hotels were acquired in five portfolios; 10 hotels were acquired in September 2001, 15 were acquired in March 2002, 23 were acquired in August 2002, one was acquired in January 2003, and 17 were acquired on January 31, 2003. The performance of the Company’s hotels can be influenced by many factors, including local hotel competition, local and national economic conditions and the performance of the individual managers assigned to its hotels. In evaluating financial condition and operating performance, the Company focuses on revenue measurements such as occupancy, average daily rate and revenue per available room and expenses such as hotel operating expenses, general and administrative expenses and other expenses described below. During 2005 the Company experienced significant improvement in its financial results due to a major renovation program it completed in 2004 and the overall hospitality industry improvement. The Company continually monitors the profitability of its properties and attempts to maximize shareholder value by timely disposal of properties. At the end of 2005, the Company committed to selling two under-performing assets. The properties are Residence Inns in Charlotte, North Carolina and Spartanburg, South Carolina. The Company recorded a discontinued operations loss of $3.4 million based on the anticipated net sale proceeds less the properties’ net book value.

Results from Continuing Operations for Years 2005 and 2004

	Year ended December 31, 2005 and 2004
(in thousands, except statistical information)	2005	Percentage of hotel revenue	2004	Percentage of hotel revenue	Percent change
Total hotel revenues	$225,393	100%	$210,544	100%	7%
Hotel direct expenses	134,190	60%	126,084	60%	6%
Taxes, insurance and other expense	13,837	6%	14,884	7%	-7%
General and administrative	2,026	1%	2,505	1%	-19%
Depreciation	25,722		24,363		6%
Interest expense, net	27,162		26,810		1%
ADR	$100		$95		5%
Occupancy	78%		76%		3%
RevPAR	$78		$72		8%

Hotels Owned

At December 31, 2005 the Company owned 66 hotels, with a total of 7,869 suites. Of the Company’s 66 hotels, 49 are Residence Inn by Marriott properties consisting of 5,947 suites, and 17 are Homewood Suites by Hilton properties consisting of 1,922 suites. Two of the Residence Inn hotels, in Charlotte, North Carolina and Spartanburg, South Carolina, are reported as held for sale and are excluded from the following table which shows the location of each hotel, the date acquired, and the number of suites of each hotel.

City	State	Franchise/Brand	Date Acquired	# of Suites
Birmingham	Alabama	Residence Inn	August-02	128
Montgomery	Alabama	Residence Inn	September-01	94
Arcadia	California	Residence Inn	August-02	120
Bakersfield	California	Residence Inn	September-01	114
Concord	California	Residence Inn	September-01	126
Costa Mesa	California	Residence Inn	March-02	144
Irvine	California	Residence Inn	August-02	112
La Jolla	California	Residence Inn	March-02	288
Long Beach	California	Residence Inn	March-02	216
Placentia	California	Residence Inn	August-02	112
San Ramon	California	Residence Inn	September-01	106
Boulder	Colorado	Homewood Suites	January-03	112
Boulder	Colorado	Residence Inn	March-02	128
Meriden	Connecticut	Residence Inn	September-01	106
Clearwater	Florida	Homewood Suites	January-03	112
Boca Raton	Florida	Residence Inn	August-02	120
Clearwater	Florida	Residence Inn	August-02	88
Jacksonville	Florida	Residence Inn	August-02	112
Pensacola	Florida	Residence Inn	August-02	64
Atlanta Airport	Georgia	Residence Inn	September-01	126
Atlanta/Buckhead	Georgia	Residence Inn	March-02	136
Atlanta/Buckhead	Georgia	Homewood Suites	January-03	92
Atlanta/Cumberland	Georgia	Residence Inn	March-02	130
Atlanta/Cumberland	Georgia	Homewood Suites	January-03	124
Atlanta/Peachtree	Georgia	Homewood Suites	January-03	92
Dunwoody	Georgia	Residence Inn	March-02	144
Deerfield	Illinois	Residence Inn	August-02	128
Lombard	Illinois	Residence Inn	March-02	144
Shreveport	Louisiana	Residence Inn	August-02	72
Baltimore	Maryland	Homewood Suites	January-03	147
Boston	Massachusetts	Residence Inn	August-02	96
Boston	Massachusetts	Residence Inn	September-01	130
Detroit	Michigan	Homewood Suites	January-03	76
Kalamazoo	Michigan	Residence Inn	August-02	83

City	State	Franchise/Brand	Date Acquired	# of Suites
Southfield	Michigan	Residence Inn	March-02	144
Jackson	Mississippi	Homewood Suites	January-03	91
Jackson	Mississippi	Residence Inn	August-02	120
Chesterfield	Missouri	Residence Inn	March-02	104
St. Louis	Missouri	Homewood Suites	January-03	145
St. Louis/Galleria	Missouri	Residence Inn	March-02	152
Las Vegas	Nevada	Residence Inn	August-02	192
Santa Fe	New Mexico	Residence Inn	August-02	120
Greensboro	North Carolina	Residence Inn	August-02	128
Akron	Ohio	Residence Inn	August-02	112
Cincinnati	Ohio	Residence Inn	September-01	118
Columbus North	Ohio	Residence Inn	March-02	96
Dayton North	Ohio	Residence Inn	March-02	64
Dayton South	Ohio	Residence Inn	March-02	96
Sharonville	Ohio	Residence Inn	March-02	144
Portland	Oregon	Homewood Suites	January-03	123
Philadelphia/Malvern	Pennsylvania	Homewood Suites	January-03	123
Philadelphia	Pennsylvania	Residence Inn	August-02	88
Columbia	South Carolina	Residence Inn	August-02	128
Memphis	Tennessee	Residence Inn	August-02	105
Dallas/Addison	Texas	Homewood Suites	January-03	120
Dallas/Las Colinas	Texas	Homewood Suites	January-03	136
Dallas/Plano	Texas	Homewood Suites	January-03	99
Dallas	Texas	Residence Inn	September-01	120
Houston	Texas	Residence Inn	September-01	110
Lubbock	Texas	Residence Inn	August-02	80
Salt Lake City	Utah	Homewood Suites	January-03	98
Richmond	Virginia	Homewood Suites	January-03	123
Herndon	Virginia	Homewood Suites	January-03	109
Redmond	Washington	Residence Inn	January-03	180

				7,690

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

Incentive fees are payable on a portfolio by portfolio basis for Residence Inn properties. The Company has three portfolios of multiple hotels (Res I, Res II and Res III) plus one stand-alone hotel. Each of these portfolios has separate management agreements which are subject to this calculation. The Company records incentive management fee exposure when it is considered probable that these fees will be paid which is generally when they become payable. For the years ended December 31, 2005 and 2004, the Company incurred and paid incentive management fees of $1.3 million and $0.3 million.

The following table summarizes deferred incentive management fees (DIMF) under these management agreements (dollars in millions).

	DIMF Assumed	IMF Accumulated Post- Acquisition	Total IMF	Post-acquisition IMF Paid	Total DIMF	Amount accrued in Consolidated Balance Sheet
Res I	$6.7	$9.3	$16.0	$0.9	$15.1	$0.0
Res II	7.0	6.8	13.8	0.0	13.8	0.0
Res III	0.0	1.4	1.4	0.5	0.9	0.7
Redmond	0.0	1.2	1.2	1.2	0.0	0.0

Total	$13.7	$18.7	$32.4	$2.6	$29.8	$0.7

No amounts of DIMF were recorded upon the acquisition of Res I and Res II as the fair value of these amounts were not readily determinable and payment was not considered probable.

In addition to the base management and incentive management fees required by the management agreements, the Company is also required to pay certain shared services which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Shared services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, public relations and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries. For the years ended December 31, 2005 and 2004, total fees incurred under the Marriott agreements were $19.1 million and $18.4 million, or 10.9% and 11.3% of revenue provided by the Marriott managed properties.

Homewood Suites Hotels

The Company’s 17 Homewood Suites hotels are managed by Promus Hotels, Inc. (“Promus”), a wholly owned subsidiary of Hilton Hotels Corporation (“Hilton”) under the terms of separate management agreements, as part of the Homewood Suites by Hilton franchise. The initial term is generally 15 years with no option to renew; however, two hotel properties in this portfolio have renewal options of two five year periods each. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. Promus charges fees for this function, which are calculated as a percentage of revenue. Incentive management fees are calculated, for certain properties, on the basis of operating profit of the hotels. No incentive management fees were earned in 2005 or 2004. Promus also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites by Hilton and to participate in its reservation system. For the years ended December 31, 2005 and 2004, total expenses for franchise fees, management fees, advertising expenses and other reimbursable services were $6.2 million and $6.0 million, or 11.9% and 11.8% of revenue, provided by the Hilton managed properties for each of those years.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length and the results of the Company’s operations could be different if these transactions were conducted with non-related parties.

The Company, through a wholly owned subsidiary, has an advisory agreement with Apple Hospitality Five Advisors, Inc., (AFA), whereby the Company receives advisory fee revenue equal to 0.1% to 0.25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for Company personnel performing advisory and real estate acquisition due diligence for Apple Hospitality Five, Inc. AFA is 100% owned by Glade M. Knight, the Company’s Chairman and CEO. For the years ended December 31, 2005 and 2004, the company earned and received advisory fee revenue of approximately $0.7 million in both years. These amounts are included in other revenue.

The Company also provides support services to Apple Six Advisors, Inc. (A6A), Apple REIT Six, Inc., and Apple REIT Seven, Inc. A6A provides day to day advisory and real estate due diligence services to Apple REIT Six, Inc. A6A is 100% owned by Mr. Knight. Each of these companies has agreed to reimburse the Company for its costs in providing these services. The Company started providing these services in the second quarter of 2004. For the years ended December 31, 2005 and 2004, the Company received reimbursement of its costs totaling approximately $2.1 million and $0.6 million. Mr. Knight is Chairman and Chief Executive Officer of Apple Hospitality Five, Inc., Apple REIT Six, Inc. and Apple REIT Seven, Inc. Additionally, the Company’s Board of Directors has members that are also on the Board of Directors of Apple Hospitality Five, Inc., Apple REIT Six, Inc. or Apple REIT Seven, Inc.

Results of Operations for Years 2005 and 2004

During 2005, the Company experienced improvements in operations as compared to the prior year. Better economic conditions in many of its markets and completion of hotel renovations in 2004 led to an increase in RevPAR by 8% over the prior year. The Company anticipates continued improvement in 2006. However, as the Company will continue to selectively renovate hotels and since general economic conditions can not be projected, there can be no assurance that the improvements will continue.

Revenues

The Company’s principal source of revenue is hotel suites revenue and related other revenue. For the years ended December 31, 2005 and 2004 the Company had total hotel revenue from continuing operations of $225.4 million and $210.5 million. For the years ended December 31, 2005 and 2004, the hotels achieved average occupancy of 78% and 76%, ADR of $100 and $95 and RevPAR of $78 and $72. ADR, or average daily rate, is calculated as room revenue divided by number of rooms sold, and RevPAR, or revenue per available room, is calculated as occupancy multiplied by ADR. The increase in RevPAR is a result of overall improvement in the hospitality industry and completion of the renovation of 26 hotels during 2004. During the renovation program, suites were taken out of service. The Company will continue to focus on maximizing revenue through increased room rates, as it is not anticipated that occupancy will increase from its current level.

Expenses

The Company’s hotel operating expenses from continuing operations totaled $134.2 million and $126.1 million or 60% of revenue for the years ended December 31, 2005 and 2004. Operational efficiencies from increased revenue were offset by incentive fees earned by the managers for improved financial results.

Taxes, insurance and other expense from continuing operations for the years ended December 31, 2005 and 2004 was $13.8 million or 6% of revenue and $14.9 million or 7% of revenue. The decrease is due to lower insurance rates and property tax assessments negotiated by the Company. The Company will continue to aggressively manage these areas; however, continued reductions are not anticipated due to increased insurance rates from the

Company’s carriers related to their losses in 2005. Also, there is greater potential for aggressive real estate tax assessments, and thus greater real estate tax expenses, from local municipalities as real estate values increase across the country.

The Company’s general and administrative expenses for the years ended December 31, 2005 and 2004 were $2.0 million and $2.5 million or 1% of revenue in both years.

In 2005 the Company engaged UBS Investment Bank to assist in reviewing and evaluating various strategic alternatives for the Company. Those alternatives include a possible sale of the Company, merger or listing. In connection with these activities, the Company incurred $322,000 in expenses. The Company cannot provide any assurances that it will initiate or complete any of the strategic alternatives.

Depreciation expense for the years ended December 31, 2005 and 2004 was $25.7 million and $24.4 million. Depreciation expense represents expense of the Company’s 64 hotels and related personal property, as well as renovations. The increase in depreciation is due to the Company’s major renovation project in 2003 and 2004.

Interest expense was $27.4 million and $27.2 million for the years ended December 31, 2005 and 2004. In 2004 the Company capitalized interest of $496,000 associated with its renovation program, while in 2005 the Company only capitalized $184,000 due to less rooms out of service for renovation.

On November 10, 2004, the Company closed on a refinancing transaction associated with the Res II Partnership debt. In association with this transaction, the Company incurred approximately $1.8 million in loan costs which are being amortized over 10 years and also recognized a loss on early extinguishment of debt of approximately $8.8 million, which included a credit of $1.9 million related to the debt’s outstanding fair value adjustment.

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

Revenues

For the years ended December 31, 2004 and 2003 the Company had total hotel revenue from continuing operations of $210.5 million and $192.6 million. For the years ended December 31, 2004 and 2003, the hotels achieved average occupancy of 76% and 74%, ADR of $95 and $91 and RevPAR of $72 and $67. The increase in RevPAR is a result of completing the renovation of 26 hotels in 2004 and improved economic conditions. During the renovation program, suites were taken out of service. This program was completed in the middle of 2004.

Expenses

The Company’s hotel operating expenses from continuing operations totaled $126.1 million or 60% of revenue and $117.0 million or 61% of revenue for the years ended December 31, 2004 and 2003. The improvement as a percentage of revenue was a result of improved RevPAR.

Taxes, insurance and other expense from continuing operations for the years ended December 31, 2004 and 2003 was $14.9 million or 7% of revenue and $12.6 million or 7% of revenue. The increase is due substantially to increased assessments and tax rates in various localities.

The Company’s general and administrative expenses for the years ended December 31, 2004 and 2003 were $2.5 million or 1% of revenue and $1.9 million or 1% of revenue. The increase is due substantially to increased reporting and accounting requirements under Section 404 of the Sarbanes-Oxley Act.

Depreciation expense from continuing operations for the years ended December 31, 2004 and 2003 was $24.4 million and $19.0 million. Depreciation expense represents expense of the Company’s 64 hotels and related personal property, as well as renovations. The increase in depreciation is due to the Company’s major renovation project in 2003 and 2004 and the acquisition of Apple Suites, Inc. in the first quarter of 2003.

Interest expense net of interest income was $26.8 million and $23.9 million for the years ended December 31, 2004 and 2003, respectively. The increase was due to a $16 million line of credit entered into by the Company in 2004 with an interest rate of LIBOR plus 2.5% and in 2003 the Company capitalized interest of $1.6 million associated with its renovation program as compared to $496,000 in 2004.

On November 10, 2004, the Company closed on a refinancing transaction associated with the Res II Partnership debt. In association with this transaction, the Company incurred approximately $1.8 million in loan costs which are being amortized over 10 years and recognized a loss on early extinguishment of debt of approximately $8.8 million, which included a credit of $1.9 million related to the debt’s outstanding fair value adjustment.

The Company incurred approximately $15.9 million in expenses in 2003 related to the Apple Suites merger. The expenses include approximately $10.2 million associated with the conversion of the series B convertible preferred shares to series C convertible shares and $5.5 million associated with the termination of the advisory agreement with ASA.

Liquidity and Capital Resources

		Amount of Commitment expiring per period
Commercial Commitments (000’s)	Totals	Less than 1 year	2-3 years	4-5 years	Over 5 years
Total Debt Commitments (including approximately $177 million in interest)	$532,373	$32,028	$71,961	$68,136	$360,248
Note payable-related party	4,480	—	4,480	—	—

Total Commercial Commitments	$536,853	$32,028	$76,441	$68,136	$360,248

Cash and cash equivalents

Cash and cash equivalents totaled $0.4 million at December 31, 2005 and $13.1 million at December 31, 2004. The Company plans to use this cash to pay debt service and general corporate expenses. The decrease in cash and cash equivalents is due to the partial repayment of the Company’s revolving line of credit as well as capital improvements, redemptions and distributions.

The cash flow generated from the properties owned is the Company’s principal source of liquidity. In addition, the Company had approximately $11.2 million available under its revolving line of credit at December 31, 2005.

Equity

Effective February 20, 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. As of December 31, 2005, approximately 1.6 million Units were issued under the dividend reinvestment plan representing proceeds to the Company of approximately $16.2 million, under this plan.

During 2003, the Company instituted a Unit Redemption Program to provide limited interim liquidity to the Company’s shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-serve basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the Units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the years ended December 31, 2005 and 2004, the Company redeemed 928,576 and 882,773 Units in the amounts of $9.3 million and $8.8 million respectively. The Company currently intends to redeem shares to the extent of proceeds received from the dividend reinvestment plan.

Notes Payable

The aggregate amounts of principal payable under all of the Company’s promissory notes, for the five years subsequent to December 31, 2005 are as follows (in thousands):

2006	$7,098
2007	15,754
2008	8,329
2009	9,083
2010	101,561
Thereafter	217,936

359,761
Fair Value Adjustment of Assumed Debt	4,149

$363,910

The Company’s notes payable are secured by 64 of the Company’s hotels.

During 2004, the Company entered into a short-term credit facility and refinanced the debt associated with its Res II portfolio. The short-term credit facility was refinanced in April 2005, changing it to a two-year $15 million revolving line of credit. This revolving line of credit is secured by two properties and bears interest at LIBOR (4.39% at December 31, 2005) plus 2.5% per year. At December 31, 2005 the outstanding balance on the revolving line of credit was $3.8 million.

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

In association with the above transaction, the Company recognized a loss on early extinguishment of debt of approximately $8.8 million and incurred approximately $1.8 million in loan costs which are being amortized over 10 years.

Capital Requirements and Resources

The Company’s distribution policy is at the discretion of the Board of Directors and depends on several factors. The distribution rate for the year ended December 31, 2003 was at a rate of $1.50 per Unit outstanding, including a one time special dividend of $0.50 per Unit in January 2003. The Company declared and paid dividends of

$0.90 per Unit outstanding for the year ended December 31, 2004. In 2005 the distribution rate was $0.80 and was paid quarterly. The reduction to $0.20 per quarter in the dividend rate was a result of the Company’s investment in its renovation program. The Company’s dividends have historically included a return of capital. In 2005, 13% of the dividend was characterized as return of capital and 87% ordinary income.

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

As a result of the Company’s renovation program, the Company funded approximately $12.4 million in capital improvements in addition to the 5% requirement in 2004. During the years ended December 31, 2005 and 2004, the Company capitalized approximately $10.5 million and $22.2 million, in capital improvements to the properties. Of the amount capitalized during the year ended December 31, 2004, approximately $16 million related to the Company’s major renovation program and approximately $6 million, related to the Company’s normal furniture, fixtures and equipment expenditures. It is anticipated cash from available credit facilities and income from operations will be used to fund the Company’s ongoing debt service and capital improvement projects. Distributions to shareholders will depend on income from operations. As a result there can be no assurance that income from operations will be sufficient to fund distributions at historic levels or that distributions will not include a return of capital.

The Company believes its liquidity and capital resources are adequate to meet its cash requirements for the foreseeable future. Although there can be no assurance, the Company believes its investment in renovations and improved economic conditions will allow the Company’s cash from operations to meet its planned distributions.

Subsequent Events

In January 2006, the Company declared and distributed to its shareholders dividends in the amount of $8.3 million ($0.20 per share).

In January 2006, the Company redeemed 257,634 Units in the amount of $2.6 million.

In January 2006, through the Company’s Dividend Reinvestment Plan, 235,205 Units totaling $2.4 million were reinvested.

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

Capitalization Policy

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (3) for major repairs to buildings, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will adopt Statement 123 (R) in the first quarter of 2006. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2005, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company has issued fixed interest rate notes payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates and estimated fair market value at December 31, 2005.

(000’s)	2006	2007	2008	2009	2010	Thereafter	Total	Total Carrying Value	Fair Market Value
Maturities	$7,098	$15,754	$8,329	$9,083	$101,561	$217,936	$359,761	$363,910	$387,000
Average interest rate	7.6%	7.6%	7.6%	7.6%	7.6%	7.2%

Item 8. Financial Statements and Supplementary Data

Report of Management on Internal Control over Financial Reporting

March 7, 2006

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2005, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which appears on the next page of this annual report.

/s/ Glade M. Knight	/s/ Bryan Peery
Glade M. Knight Chairman and Chief Executive Officer	Bryan Peery Chief Financial Officer (Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

The Board of Directors and Shareholders

Apple Hospitality Two, Inc.

We have audited management’s assessment, included in the accompanying “Report of Management Internal Control over Financial Reporting”, that Apple Hospitality Two, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple Hospitality Two, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Apple Hospitality Two, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Apple Hospitality Two, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Apple Hospitality Two, Inc., as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years ended December 31, 2005 and our report dated March 7, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

March 7, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Apple Hospitality Two, Inc.

We have audited the accompanying consolidated balance sheets of Apple Hospitality Two, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index of Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Hospitality Two, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Apple Hospitality Two, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

March 7, 2006

Apple Hospitality Two, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2005	December 31, 2004
ASSETS
Investment in hotels, net of accumulated depreciation of $77,385 and $52,331 respectively	$609,822	$636,206
Hotels held for sale	5,572	—
Cash and cash equivalents	415	13,118
Restricted cash-Furniture, fixtures & equipment and other escrows	9,209	7,259
Due from third party managers	8,289	4,647
Other assets	4,869	3,374

TOTAL ASSETS	$638,176	$664,604

LIABILITIES
Notes payable-secured	$359,752	$372,762
Note payable-related party	4,158	3,881
Accounts payable & accrued expenses	3,272	2,531
Accounts payable-prior limited partners	8,478	8,501
Interest payable	1,159	1,191

TOTAL LIABILITIES	376,819	388,866

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 15,000,000 authorized, none issued and outstanding	—	—
Series A Preferred stock, no par value, authorized 200,000,000 shares; 40,451,116 and 40,442,616 shares outstanding, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding — and — shares, respectively	—	—
Series C convertible preferred stock, no par value, authorized 1,272,000; issued and outstanding 1,272,000 and 1,272,000 shares, respectively	10,176	10,176
Common stock, no par value, authorized 200,000,000 shares; outstanding 40,451,116 shares, and 40,442,616 shares, respectively	347,495	347,376
Distributions greater than net income	(96,314)	(81,814)

TOTAL SHAREHOLDERS’ EQUITY	261,357	275,738

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$638,176	$664,604

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
REVENUES
Suite revenue	$219,942	$204,701	$186,457
Other revenue	5,451	5,843	6,136
Reimbursed expenses	2,076	649	—

Total revenues	227,469	211,193	192,593

EXPENSES
Hotel operating expense	57,165	54,187	48,809
Hotel administrative expense	20,023	18,730	17,887
Sales and marketing	15,281	14,804	13,837
Utilities	11,223	9,998	9,529
Repair and maintenance	12,477	11,549	11,248
Franchise fees	7,781	8,198	7,535
Management fees	6,712	5,367	5,006
Chain services	3,528	3,251	3,191
Taxes, insurance and other	13,837	14,884	12,560
Merger expense-related party	—	—	15,914
Reimbursed expense	2,076	649	—
General and administrative	2,026	2,505	1,948
Transaction advisory fees	322	—	—
Depreciation of real-estate owned	25,722	24,363	19,016

Total expenses	178,173	168,485	166,480

Operating income	49,296	42,708	26,113
Interest income	210	382	841
Debt extinguishment costs	—	(8,803)	—
Interest expense	(27,372)	(27,192)	(24,760)

Income from continuing operations	22,134	7,095	2,194

Loss from discontinued operations	(3,262)	(646)	(697)

Net income	$18,872	$6,449	$1,497

Net income (loss) per common share:
From continuing operations	$0.53	$0.17	$0.05
From discontinued operations	(0.08)	(0.02)	(0.01)

	$0.45	$0.15	$0.04

Weighted average shares outstanding (basic and diluted)	41,717	41,728	41,421

Distributions paid per common share	$0.80	$0.90	$1.50

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands, except per share data)

	Series B Preferred Convertible Stock		Series C Preferred Convertible Stock		Common Stock		Distributions Greater than Net income	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance at January 1, 2003	240	$24	—	$—	30,158	$268,131	$(5,173)	$262,982
Common shares redeemed	—	—	—	—	(874)	(8,832)	—	(8,832)
Common shares issued through merger with Apple Suites, Inc.	—	—	—	—	11,361	90,107	—	90,107
Series B preferred convertible shares converted through merger with Apple Suites, Inc.	(240)	(24)	—	—	—	—	—	(24)
Series C preferred convertible shares issued through merger with Apple Suites, Inc.	—	—	1,272	10,176	—	—	—	10,176
Net income	—	—	—	—	—	—	1,497	1,497
Cash distributions declared to shareholders ($1.25 per share)	—	—	—	—	—	—	(46,986)	(46,986)

Balance at December 31, 2003	—	—	1,272	10,176	40,645	349,406	(50,662)	308,920
Common shares redeemed	—	—	—	—	(883)	(8,779)	—	(8,779)
Common shares issued through dividend reinvestment	—	—	—	—	681	6,749	—	6,749
Net income	—	—	—	—	—	—	6,449	6,449
Cash distributions declared to shareholders ($0.90 per share)	—	—	—	—	—	—	(37,601)	(37,601)

Balance at December 31, 2004	—	—	1,272	10,176	40,443	347,376	(81,814)	275,738
Common shares redeemed	—	—	—	—	(929)	(9,252)	—	(9,252)
Common shares issued through dividend reinvestment	—	—	—	—	937	9,371	—	9,371
Net income	—	—	—	—	—	—	18,872	18,872
Cash distributions declared to shareholders ($0.80 per share)	—	—	—	—	—	—	(33,372)	(33,372)

Balance at December 31, 2005	—	$—	1,272	$10,176	40,451	$347,495	$(96,314)	$261,357

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Cash flow provided by operating activities:
Net income	$18,872	$6,449	$1,497
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, including discontinued operations	25,986	24,626	19,264
Non-cash portion of merger related expense	—	—	13,576
Net amortization of fair value adjustment to mortgage notes payable	(861)	(3,930)	(2,506)
Amortization of deferred financing costs	329	143	124
Loss on hotels classified as held for sale included in discontinued operations	3,364	—	—
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from/to third party manager	(1,717)	(7,024)	7,030
Other escrows	133	1,167	(201)
Other assets	(250)	885	66
Accounts payable-affiliate	277	286	(18)
Interest payable	(32)	(89)	(39)
Accrued expenses	718	(2,146)	(2,870)

Net cash provided by operating activities	46,819	20,367	35,923
Cash flow from investing activities:
Decrease (increase) in cash restricted for capital improvements	(2,374)	11,379	2,399
Net cash paid for hotel acquisitions	—	—	(12,550)
Net cash paid for acquisition of Apple Suites, Inc. and Apple Suites Advisors	—	—	(15,341)
Decrease in prior shareholder escrow	—	8,815	—
Capital improvements	(10,463)	(22,174)	(48,326)
(Increase) decrease in deposits on capital improvement projects	(1,133)	(259)	2,136

Net cash used in investing activities	(13,970)	(2,239)	(71,682)
Cash flow from financing activities:
Proceeds from issuance of common stock	9,371	6,749	—
Redemption of common stock	(9,252)	(8,779)	(8,832)
Proceeds from mortgage notes payable	—	135,000	—
Net proceeds (payments) from secured line of credit	(7,175)	11,000	—
Repayment of unsecured line of credit	—	—	(3,000)
Payment of financing costs	(150)	(1,722)	—
Reduction in debt service escrow	—	5,118	—
Repayment of secured notes payable	(4,974)	(132,071)	(6,391)
Cash distributions paid to shareholders	(33,372)	(37,601)	(54,244)

Net cash used in financing activities	(45,552)	(22,306)	(72,467)
Decrease in cash and cash equivalents	(12,703)	(4,178)	(108,226)
Cash and cash equivalents, beginning of period	13,118	17,296	125,522

Cash and cash equivalents, end of period	$415	$13,118	$17,296

Supplemental information:
Interest paid, net of amounts capitalized	$27,937	$27,863	$27,146
Non-cash transactions:
Other assets assumed in acquisitions	$—	$—	$1,779
Escrows assumed in acquisitions	$—	$—	$1,131
Assumption of mortgage notes payable	$—	$—	$102,363
Issuance of common stock	$—	$—	$90,107
Issuance of Series C shares	$—	$—	$10,200
Liabilities assumed in acquisition	$—	$—	$4,136

See notes to consolidated financial statements.

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

At December 31, 2005 the Company owned 66 extended stay hotels and is operated as and has annually elected to be taxed as a real estate investment trust (“REIT”). The REIT Modernization Act, effective January 1, 2001, permits a REIT to establish taxable businesses to conduct certain previously disallowed business activities. The Company has formed wholly-owned taxable REIT subsidiaries, and has leased all of its hotels to these subsidiaries (collectively, the “Lessee”).

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximate their carrying value. Cash equivalents are placed with high credit quality institutions and the balances may, at times, exceed federal depository insurance limits.

Investments in hotels, net

The hotels are stated at cost, net of depreciation. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 39 years for buildings, 10 years for major improvements and three to seven years for furniture and equipment.

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (3) for major repairs to buildings, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

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

Hotels held for Sale

For hotels classified as held for sale, the Company estimates the net selling price of such hotel. Net selling price is estimated as the amount at which the hotel could be bought or sold (fair value) less costs to sell. Fair value is determined considering prevailing market conditions and/or current estimated net sales proceeds from pending offers, if appropriate. If the hotel’s net selling price is less than the carrying amount of the hotel, a reserve for loss is established. Depreciation is no longer recorded on hotels held for sale. In December 2005 and January 2006, the Company entered contracts to sell two hotels and a loss on discontinued operations of $3.4 million was recorded representing the differences in fair value less selling costs and net book value.

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

Comprehensive Income

The Company recorded no comprehensive income for the years ended December 31, 2005, 2004 and 2003.

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

Income Taxes

As a REIT, the Company receives a deduction for its distributions to shareholders and is required to distribute 90% of its earnings and profits. Earnings and profits will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The Company’s distributions are taxable to its shareholders to the extent the distribution is characterized as ordinary income. The characterization of 2005 distributions of $0.80 per share for tax purposes was 87% ordinary income and 13% return of capital, 2004 distributions of $0.90 per share for tax purposes was 55% ordinary income and 45% return of capital and 2003 distributions of $1.50 per share for tax purposes was 84% ordinary income and 16% return of capital (unaudited).

The Lessees, as taxable REIT subsidiaries of the Company, are subject to federal and state income taxes. The taxable REIT subsidiaries incurred a financial reporting and taxable loss for the years ended December 31, 2005, 2004 and 2003, and therefore did not have any federal tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry-forward for federal income tax purposes was approximately $33.0 and $22.3 million at December 31, 2005 and 2004. There are no material differences between the book and tax basis of the Company’s assets.

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

Reclassifications

Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified in order to conform to the 2005 presentation with no effect on previously reported shareholders’ equity or net income. See also Note 11, Discontinued Operations, for discussion of reclassifications related to the pending sale of two hotels.

Summary of Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, pro forma disclosure is no longer an alternative. The Company will adopt Statement 123 (R) in the first quarter of 2006. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

Note 2

Investment in Hotels

At December 31, 2005, the Company owned 66 hotels, with a total of 7,869 suites. Of the Company’s 66 hotels, 49 are Residence Inn by Marriott properties consisting of 5,947 suites, and 17 are Homewood Suites by Hilton consisting of 1,922 suites. Two of the hotels owned are classified as hotels held for sale.

Investment in hotels consisted of the following as of December 31 (in thousands):

	2005	2004
Land	$135,795	$139,111
Building and improvements	493,614	493,678
Furniture fixtures and equipment	57,798	55,748

	687,207	688,537

Less: accumulated depreciation	(77,385)	(52,331)

Investment in hotels, net	$609,822	$636,206

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

Note 3

Notes Payable

The aggregate amounts of principal payable under all of the Company’s promissory notes, for the five years subsequent to December 31, 2005 are as follows (in thousands):

2006	$7,098
2007	15,754
2008	8,329
2009	9,083
2010	101,561
Thereafter	217,936

359,761
Fair Value Adjustment of Assumed Debt	4,149

$363,910

Notes payable consists of the following:

The Company has a note in the original principal amount of $82 million, secured by 15 of its hotels. The term of the note is 10 years with a 25 year amortization. The note bears interest at the fixed rate of 7.4% per annum and payments are made in monthly installments of principal and interest. The loan matures in October 2012 with an aggregate balloon payment of approximately $67 million. The outstanding balance at December 31, 2005 and 2004 was approximately $79.2 million and $80.5 million.

Prior to November 10, 2004, the date of refinancing, the Company had a note encumbered by 23 hotel properties with an annual interest rate of 8.85%. The note was payable in monthly installments of principal and interest and had an outstanding balance on the date of refinancing of approximately $125 million. On November 10, 2004, the Company closed on a refinancing of this note. The refinancing involved 21 separate loans having an aggregate principal balance of $135 million. The 21 promissory notes are substantially similar in that each provide a stated annual interest rate of 6.88%, each note matures on November 11, 2014 with an aggregate balloon payment of approximately $111 million, and each note provides a payment of interest only in monthly installments for the first 12 months, followed by amortized payments of principal and interest in consecutive monthly installments thereafter. In association with this transaction, the Company incurred approximately $1.8 million in loan costs which are being amortized over 10 years using the effective interest method, and the Company recognized debt extinguishment costs in 2004 of approximately $8.8 million, which includes a credit of $1.9 million related to the debt’s outstanding fair value adjustment. The outstanding balance at December 31, 2005 and 2004 was $134.8 million and $135.0 million.

The Company has a note in the amount of approximately $50 million, secured by 10 of its hotels. The note bears a fixed interest rate of 8.08% per annum. The maturity date is January 2010, with a balloon payment of $35.4 million. The loan is payable in monthly installments including principal and interest. The outstanding balance at December 31, 2005 and 2004 was approximately $45.6 million and $47.7 million.

The Company has a note in the amount of approximately $20 million, secured by its Redmond hotel. The note provides for an applicable interest rate of 8.375% per year. The note requires consecutive monthly payments of principal and interest in the amount of $163,348. The note matures in December 2010. The outstanding balance at December 31, 2005 and 2004 was approximately $19.1 and $19.4 million.

In conjunction with the acquisition of Apple Suites, the Company assumed the following secured notes:

•	A secured note with an original principal amount of $9.5 million that bears interest at 8.3% per annum and is secured by two hotels. The note is amortized over 25 years and matures in January 2012. Payments of principal and interest are made monthly. The outstanding balance at December 31, 2005 and 2004 was approximately $9.0 and $9.2 million.

•	A secured note with an original principal amount of $7.5 million that bears interest at 8.14% per annum and is secured by one hotel. The note is amortized over 25 years and matures in September 2011. Payments of principal and interest are made monthly. The outstanding balance at December 31, 2005 and 2004 was $7.1 and $7.2 million.

•	A secured note with an original principal amount of $10.7 million that bears interest at 8.15% per annum and is secured by one hotel. The note is amortized over 25 years and matures in June 2011. Payments of principal and interest are made monthly. The outstanding balance at December 31, 2005 and 2004 was $10.0 and $10.2 million.

•	A secured note with an original principal amount of $50 million that bears interest at 9% per annum and is secured by 11 hotels. The note is amortized over 25 years and matures on September 2010. Payments of principal and interest are made monthly. The outstanding balance at December 31, 2005 and 2004 was $46.9 million and $47.6 million.

In 2005 the Company refinanced its $16 million dollar secured line of credit (originally entered into in 2004). The short-term credit facility was changed to a two-year $15 million revolving line of credit. This revolving line of credit is secured by two properties and bears interest at LIBOR (4.39% at December 31, 2005) plus 2.5% per year. At December 31, 2005 the outstanding balance on the revolving line of credit was $3.8 million.

The Company has an unsecured promissory note due to its Chairman and CEO. The note was part of the purchase price of ASA. The principal and interest are due on January 31, 2007. The outstanding balance at December 31, 2005 and 2004 was $4.2 million and $3.9 million.

The fair value of the Company’s notes payable at December 31, 2005 was approximately $387.0 million. The carrying value of $376.6 million approximated fair value at December 31, 2004.

Note 4

Shareholders’ Equity

The Company raised equity capital through a best efforts offering of Units by David Lerner Associates, Inc. (the “Managing Dealer”). One Unit consists of one common share and one Series A preferred share of the Company. Through the close of the offering on November 26, 2002, 30.1 million Units were sold netting the Company $270,000,336. An additional 11.4 million Units were issued in 2003 as part of the merger with Apple Suites.

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

The Company’s articles of incorporation authorize issuance of up to 15 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B and C convertible preferred shares (discussed above) have been issued. The Company believes that the authorization to issue additional preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series C convertible preferred shares. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the board of directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

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

(000’s)	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Net income, as reported	$18,872	$6,449	$1,497
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—	10,176
Deduct: Stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	35	33	10,233

Pro forma net income as if the fair value method had been applied to all option grants	$18,837	$6,416	$1,440

Earnings per common share:
Basic and diluted-as reported	$0.45	$0.15	$0.04
Basic and diluted-pro forma	$0.45	$0.15	$0.03

Pro forma information regarding net income and earnings per share is required by FASB 123, under the fair value method described in that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003: risk-free interest rates of 4.0%, 4.14% and 4.06%; expected volatility of approximately 0.236, 0.272 and 0.244; expected dividend yields of 8%, and expected lives of approximately 10 years. Fair value of options granted was $0.74, $1.00 and $0.72.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Stock compensation expense included in the Statement of Operations for year ended December 31, 2003 was $10,176,000, attributable to the conversion of all 240,000 Series B convertible preferred shares to Series C convertible preferred shares. The amount of stock compensation expense that would have been recognized had the fair value method prescribed under SFAS No. 123 been applied is also $10,176,000, as the Merger, defined in Note 2, triggered the conversion of the Class B convertible preferred shares under a known conversion ratio. No stock compensation expense was included in the Statement of Operations for the years ended December 31, 2005 and 2004.

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

Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. Under the Incentive Plan, at the earliest, options become exercisable at the date of grant. The optionee has up to 10 years from the date on which the options first become exercisable to exercise the options. In 2005, 2004 and 2003, the Company granted 47,210, 33,372, and 33,212 options to purchase shares under the Directors Plan. Additionally, in 2003, the Company converted 45,888 options granted under the Apple Suites Director’s Plan to Company options with the same terms and agreements. No options have been granted under the Company’s Incentive Plan. Activity in the Company’s share option plans during 2005, 2004 and 2003 is summarized in the following table:

	2005	2004	2003
Outstanding, beginning of year:	155,192	121,820	42,720
Granted	47,210	33,372	79,100
Exercised	—	—	—
Expired or canceled	—	—	—

Outstanding, end of year:	202,402	155,192	121,820

Exercisable, end of year:	202,402	155,192	121,820

The weighted-average exercise price:	9.84	9.79	9.73

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

Incentive fees are payable on a portfolio by portfolio basis for Residence Inn properties. The Company has three portfolios of multiple hotels (Res I, Res II and Res III) plus one stand-alone hotel. Each of these portfolios has separate management agreements which are subject to this calculation. The Company records incentive management fee exposure when it is considered probable that these fees will be paid which is generally when they become payable. For the years ended December 31, 2005, 2004 and 2003, the Company incurred and paid incentive management fees of $1.3 million, $0.3 million and $0.5 million.

The following table summarizes deferred incentive management fees (DIMF) under these management agreements (dollars in millions).

	DIMF Assumed	IMF Accumulated Post- Acquisition	Total IMF	Post-acquisition IMF Paid	Total DIMF	Amount accrued in Consolidated Balance Sheet
Res I	$6.7	$9.3	$16.0	$0.9	$15.1	$0.0
Res II	7.0	6.8	13.8	0.0	13.8	0.0
Res III	0.0	1.4	1.4	0.5	0.9	0.7
Redmond	0.0	1.2	1.2	1.2	0.0	0.0

Total	$13.7	$18.7	$32.4	$2.6	$29.8	$0.7

No amounts of DIMF were recorded upon the acquisition of Res I and Res II as the fair value of these amounts were not readily determinable and payment was not considered probable.

In addition to the base management and incentive management fees required by the management agreements, the Company is also required to pay certain shared services which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Shared services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, public relations and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries. For the years ended December 31, 2005, 2004 and 2003, total fees incurred under the Marriott agreements were $19.1 million, $18.4 million and $17.4 million or 10.9%, 11.3%, and 11.6% of revenue provided by the Marriott managed properties.

Homewood Suites Hotels

The Company’s 17 Homewood Suites hotels are managed by Promus Hotels, Inc. (“Promus”), a wholly owned subsidiary of Hilton Hotels Corporation (“Hilton”) under the terms of separate management agreements, as part of the Homewood Suites by Hilton franchise. The initial term is generally 15 years with no option to renew; however, two hotel properties in this portfolio have renewal options of two five year periods each. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. Promus charges fees for this function, which are calculated as a percentage of revenue. Incentive management fees are calculated, for certain properties, on the basis of operating profit of the hotels. No incentive management fees were earned in 2005 or 2004. Promus also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites by Hilton and to participate in its reservation system. For the years ended December 31, 2005, 2004 and 2003, total expenses for franchise fees, management fees, advertising expenses and other reimbursable services were $6.2 million, $6.0 million and $5.3 million, or 11.9%, 11.8% and 11.9% of revenue, provided by the Hilton managed properties for each of those years.

Note 7

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

The Company, through a wholly owned subsidiary, has an advisory agreement with Apple Hospitality Five Advisors, Inc., (AFA), whereby the Company receives advisory fee revenue equal to 0.1% to 0.25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for Company personnel performing advisory and real estate acquisition due diligence for Apple Hospitality Five, Inc. AFA is 100% owned by Glade M. Knight, the Company’s Chairman and CEO. For the years ended December 31, 2005, 2004 and 2003, the company earned and received advisory fee revenue of approximately $0.7 million, $0.7 million and $0.3 million. These amounts are included in other revenue.

The Company also provides support services to Apple Six Advisors, Inc. (A6A), Apple REIT Six, Inc., and Apple REIT Seven, Inc. A6A provides day to day advisory and real estate due diligence services to Apple REIT Six, Inc. A6A is 100% owned by Mr. Knight. Each of these companies has agreed to reimburse the Company for its costs in providing these services. The Company started providing these services in the second quarter of 2004. For the years ended December 31, 2005 and 2004, the Company received reimbursement of its costs totaling approximately $2.1 million and $0.6 million. Mr. Knight is Chairman and Chief Executive Officer of Apple Hospitality Five, Inc., Apple REIT Six, Inc. and Apple REIT Seven, Inc. Additionally, the Company’s Board of Directors has members that are also on the Board of Directors of Apple Hospitality Five, Inc., Apple REIT Six, Inc. or Apple REIT Seven, Inc.

Note 8

Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2005 and December 31, 2004, in thousands, except per share data:

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$53,234	$57,513	$60,972	$55,750
Income from continuing operations	$3,729	$6,989	$7,457	$3,959
Net income	$3,662	$7,072	$7,466	$672
EPS from continuing operations (basic and diluted)	$0.09	$0.17	$0.18	$0.09
EPS (basic and diluted)	$0.09	$0.17	$0.18	$0.01
Distributions paid per share	$0.20	$0.20	$0.20	$0.20

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$48,813	$53,853	$58,011	$50,516
Income from continuing operations	$2,305	$5,237	$6,927	$(7,374)
Net income	$2,086	$5,122	$6,751	$(7,510)
EPS from continuing operations (basic and diluted)	$0.05	$0.13	$0.17	$(0.18)
EPS (basic and diluted)	$0.05	$0.12	$0.16	$(0.18)
Distributions paid per share	$0.25	$0.25	$0.20	$0.20

Note 9

Pro Forma Information (unaudited)

The following pro forma information for the year ended December 31, 2003 is presented as if the acquisition of Apple Suites, Inc. occurred on January 1, 2003. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2003, nor does it purport to represent the results of operations for future periods. Merger related costs associated with the Apple Suites merger have been excluded from the pro forma results, as they are associated with the merger and are non-recurring operating expenses. Amounts shown in thousands, except per share data.

December 31, 2003
Hotel revenues from continuing operations	$196,313
Net income from continuing operations	$18,099
Net income per share, basic and diluted, from continuing operations	$0.38

Note 10

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

Note 11

Discontinued Operations

The Company adopted FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (FAS 144) as of January 1, 2002. FAS 144 requires, among other things, that the primary assets and liabilities and the results of operations of the Company’s investment in hotels which have been sold subsequent to January 1, 2002, or are held for disposition subsequent to January 1, 2002, be classified as discontinued operations and segregated in the consolidated statements of operations and balance sheets. Hotels classified as held for sale generally represent hotels that are under contract for sale and are expected to close within the next twelve months.

Based on the performance and location of two of its Residence Inn hotels, Charlotte, North Carolina and Spartanburg, South Carolina, the Company committed at the end of 2005 to sell the two properties. The results of operations for the years ended December 31, 2005, 2004 and 2003 for these properties are classified on the Consolidated Statements of Operations in the line item “Loss from discontinued operations”. Included in discontinued operations for the year ended December 31, 2005, is the estimated loss on sale of $3.4 million. This loss is based on the anticipated sale proceeds and the net book value of the properties. The Company expects to complete these transactions in the first quarter of 2006.

The following table sets forth the components of discontinued operations for these hotels for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Total revenue	$3,451	$3,098	$3,213
Hotel operating expenses	(2,875)	(2,717)	(2,673)
Taxes, insurance and other	(210)	(182)	(203)
Depreciation	(264)	(263)	(248)
Interest expense	—	(582)	(786)
Loss on sale of hotels	(3,364)	—	—

Loss on discontinued operations	$(3,262)	$(646)	$(697)

Note 12

Subsequent Events

In January 2006, the Company declared and distributed to its shareholders dividends in the amount of $8.3 million ($0.20 per share).

In January 2006, the Company redeemed 257,634 Units in the amount of $2.6 million.

In January 2006, through the Company’s Dividend Reinvestment Plan, 235,205 Units totaling $2.4 million were reinvested.

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

See Item 8 for the Company’s Report of Management on Internal Control over Financial Reporting and the Company’s Independent Registered Accounting Firm’s attestation report regarding internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Items 401, 405 and 406 of Regulation S-K will be set forth in the Company’s 2006 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2006 Proxy Statement is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by Item 402 of Regulation S-K will be set forth in the Company’s 2006 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2006 Proxy Statement is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2006 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2006 Proxy Statement is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K will be set forth in the Company’s 2006 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2006 Proxy Statement is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

This information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2006 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2006 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements of Apple Hospitality Two, Inc.

Report of Management on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

These financial statements are set forth in Item 8 of this report and are hereby incorporated by reference.

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation (Included at the end of this Part IV of this report)

3.	Exhibits

Incorporated herein by reference are the exhibits listed under “Exhibits Index” to this Report

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2005

(Dollars in thousands)

	Encumbrances	Initial Cost		Subsequently Capitalized Bldg. Imp. & FF&E	Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Suites
Description		Land	Bldg./ FF&E
Akron, Ohio	$5,453	$597	$3,665	$2,368	$6,630	$(1,103)	1987	August 2002	3 – 39 yrs.	112
Arcadia, California	14,833	2,284	6,380	2,106	10,770	(1,380)	1989	August 2002	3 – 39 yrs.	120
Atlanta, Georgia	4,108	1,757	10,360	1,290	13,407	(1,739)	1990	September 2001	3 – 39 yrs.	126
Atlanta/Buckhead, Georgia	1,913	4,568	9,087	301	13,956	(1,106)	1997	January 2003	3 – 39 yrs.	92
Atlanta/Cumberland, Georgia	4,685	2,202	8,618	606	11,426	(1,135)	1990	January 2003	3 – 39 yrs.	124
Atlanta/Peachtree, Georgia	2,624	953	3,629	696	5,278	(653)	1990	January 2003	3 – 39 yrs.	92
Bakersfield, California	3,651	1,870	7,567	1,416	10,853	(1,462)	1990	September 2001	3 – 39 yrs.	114
Baltimore, Maryland	8,434	1,601	15,553	811	17,965	(1,738)	1998	January 2003	3 – 39 yrs.	147
Birmingham, Alabama	5,566	1,227	4,349	2,281	7,857	(1,005)	1986	August 2002	3 – 39 yrs.	128
Boca Raton, Florida	3,745	1,360	3,871	227	5,458	(493)	1988	August 2002	3 – 39 yrs.	120
Boston, Massachusetts	6,389	4,707	12,730	1,847	19,284	(2,195)	1989	September 2001	3 – 39 yrs.	130
Boston, Massachusetts	4,614	1,193	4,774	2,219	8,186	(1,196)	1989	August 2002	3 – 39 yrs.	96
Boulder, Colorado	10,042	3,428	12,532	611	16,571	(1,406)	1991	January 2003	3 – 39 yrs.	112
Boulder, Colorado	5,726	1,179	8,538	3,544	13,261	(2,054)	1986	March 2002	3 – 39 yrs.	128
Buckhead, Georgia	4,867	3,231	4,267	2,470	9,968	(1,185)	1987	March 2002	3 – 39 yrs.	136
Chesterfield, Missouri	2,672	1,148	3,480	2,099	6,727	(762)	1986	March 2002	3 – 39 yrs.	104
Cincinatti, Ohio	4,564	1,573	5,472	391	7,436	(930)	1990	September 2001	3 – 39 yrs.	118
Clearwater, Florida	5,623	2,687	8,108	741	11,536	(978)	1998	January 2003	3 – 39 yrs.	112
Clearwater, Florida	3,536	1,759	3,266	1,945	6,970	(817)	1986	August 2002	3 – 39 yrs.	88
Columbia, South Carolina	4,374	475	5,732	2,301	8,508	(1,370)	1988	August 2002	3 – 39 yrs.	128
Columbus North, Ohio	1,670	641	3,527	464	4,632	(622)	1985	March 2002	3 – 39 yrs.	96
Concord, California	5,933	4,937	16,804	1,342	23,083	(2,586)	1989	September 2001	3 – 39 yrs.	126
Costa Mesa, California	7,158	3,773	6,825	3,239	13,837	(1,441)	1986	March 2002	3 – 39 yrs.	144
Cumberland, Georgia	2,863	1,938	3,622	542	6,102	(686)	1987	March 2002	3 – 39 yrs.	130
Dallas, Texas	5,020	1,397	8,271	557	10,225	(1,384)	1989	September 2001	3 – 39 yrs.	120
Dallas/Addison, Texas	5,154	2,059	8,511	663	11,233	(1,093)	1990	January 2003	3 – 39 yrs.	120
Dallas/Las Colinas, Texas	5,341	2,772	9,592	494	12,858	(1,200)	1990	January 2003	3 – 39 yrs.	136
Dallas/Plano, Texas	2,343	521	5,219	364	6,104	(806)	1997	January 2003	3 – 39 yrs.	99
Dayton North, Ohio	1,384	320	2,539	187	3,046	(381)	1987	March 2002	3 – 39 yrs.	64
Dayton South, Ohio	2,911	443	4,353	2,006	6,802	(1,179)	1985	March 2002	3 – 39 yrs.	96
Deerfield, Illinois	8,090	1,442	6,665	1,981	10,088	(1,407)	1989	August 2002	3 – 39 yrs.	128
Detroit, Michigan	2,343	508	4,543	532	5,583	(708)	1990	January 2003	3 – 39 yrs.	76
Dulles/Washington, D.C.	6,962	2,419	15,104	421	17,944	(1,315)	1998	January 2003	3 – 39 yrs.	109
Dunwoody, Georgia	2,625	1,988	4,725	885	7,598	(935)	1984	March 2002	3 – 39 yrs.	144
Greensboro, North Carolina	4,869	1,518	5,211	78	6,807	(698)	1987	August 2002	3 – 39 yrs.	128
Home Office–Richmond, Virginia	—	138	766	49	953	(377)	1950	January 2003	3 – 39 yrs.	—
Houston, Texas	4,564	960	8,903	1,449	11,312	(1,626)	1990	September 2001	3 – 39 yrs.	110
Irvine, California	12,734	2,904	6,049	2,187	11,140	(1,426)	1989	August 2002	3 – 39 yrs.	112
Jackson, Mississippi	2,811	897	8,271	444	9,612	(854)	1997	January 2003	3 – 39 yrs.	91

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2005

(Dollars in thousands)

	Encumbrances	Initial Cost		Subsequently Capitalized Bldg. Imp. & FF&E	Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Suites
Description		Land	Bldg./ FF&E
Jackson, Mississippi	$3,356	$786	$4,125	$2,267	$7,178	$(1,020)	1986	August 2002	3 – 39 yrs.	120
Jacksonville, Florida	4,869	566	4,001	2,700	7,267	(1,057)	1986	August 2002	3 – 39 yrs.	112
Kalamazoo, Michigan	3,933	1,313	3,896	1,392	6,601	(769)	1989	August 2002	3 – 39 yrs.	83
La Jolla, California	18,754	17,255	11,854	7,195	36,304	(3,651)	1986	March 2002	3 – 39 yrs.	288
Las Vegas, Nevada	20,599	3,685	8,786	918	13,389	(1,004)	1989	August 2002	3 – 39 yrs.	192
Lombard, Illinois	5,154	1,166	5,740	526	7,432	(1,386)	1987	March 2002	3 – 39 yrs.	144
Long Beach, California	11,071	7,325	11,597	670	19,592	(1,545)	1987	March 2002	3 – 39 yrs.	216
Lubbock, Texas	2,497	410	2,754	1,439	4,603	(699)	1986	August 2002	3 – 39 yrs.	80
Memphis, Tennessee	2,532	2,038	4,755	386	7,179	(600)	1986	August 2002	3 – 39 yrs.	105
Meriden, Connecticut	4,108	—	9,092	799	9,891	(1,533)	1989	September 2001	3 – 39 yrs.	106
Montgomery, Alabama	2,282	965	5,025	376	6,366	(867)	1990	September 2001	3 – 39 yrs.	94
Pensacola, Florida	3,536	336	2,297	1,743	4,376	(1,161)	1985	August 2002	3 – 39 yrs.	64
Philadelphia, Pennsylvania	5,971	1,395	5,650	2,265	9,310	(1,279)	1988	August 2002	3 – 39 yrs.	88
Philadelphia/Malvern, Pennsylvania	1,912	—	16,285	303	16,588	(1,662)	1998	January 2003	3 – 39 yrs.	123
Placentia, California	7,640	3,397	4,663	2,092	10,152	(1,251)	1988	August 2002	3 – 39 yrs.	112
Portland, Oregon	4,506	3,095	7,705	351	11,151	(681)	1998	January 2003	3 – 39 yrs.	123
Redmond, Washington	19,118	6,777	27,736	233	34,746	(2,381)	1990	January 2003	3 – 39 yrs.	180
Richmond, Virginia	5,258	790	9,035	497	10,322	(1,125)	1998	January 2003	3 – 39 yrs.	123
Salt Lake City, Utah	2,343	377	5,142	388	5,907	(729)	1996	January 2003	3 – 39 yrs.	98
San Ramon, California	5,020	3,448	15,542	463	19,453	(2,105)	1989	September 2001	3 – 39 yrs.	106
Santa Fe, New Mexico	8,040	1,411	4,840	209	6,460	(620)	1986	August 2002	3 – 39 yrs.	120
Sharonville, Ohio	1,909	2,087	3,790	3,775	9,652	(1,617)	1985	March 2002	3 – 39 yrs.	144
Shreveport, Louisiana	4,045	298	2,503	13	2,814	(348)	1983	August 2002	3 – 39 yrs.	72
Southfield, Michigan	4,199	1,738	3,869	1,140	6,747	(902)	1987	March 2002	3 – 39 yrs.	144
St. Louis, Missouri	4,506	2,099	9,712	269	12,080	(826)	2000	January 2003	3 – 39 yrs.	145
St. Louis/Galleria, Missouri	6,251	1,970	5,554	3,117	10,641	(1,136)	1986	March 2002	3 – 39 yrs.	152

Investment in hotels	$355,603	$136,101	$467,426	$83,680	$687,207	$(77,385)				7,690

	2005			2005
Real estate owned:			Accumulated depreciation:
Balance as of January 1	$688,537		Balance as of January 1	$52,331
Improvements	8,575		Depreciation expense	25,722
Reclass to hotels held for sale	(9,905	)(2)	Reclass to hotels held for sale	(668	)(2)

Balance at December 31	$687,207		Balance at December 31	$77,385

(1)	The cost basis for Federal Income Tax purposes approximates the basis used in this schedule.
(2)	Reclassification to hotels held for sale includes a loss of $3.4 million in 2005 on discontinued operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE HOSPITALITY TWO, INC.

By:	/s/ GLADE M. KNIGHT	Date: March 9, 2006
Glade M. Knight, Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: March 9, 2006
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Glade M. Knight	Date: March 9, 2006
Glade M. Knight, Director

By:	/s/ Glenn W. Bunting, Jr.	Date: March 9, 2006
Glenn W. Bunting, Jr., Director

By:	/s/ Lisa B. Kern	Date: March 9, 2006
Lisa B. Kern, Director

By:	/s/ Bruce H. Matson	Date: March 9, 2006

Bruce H. Matson, Director

By:	/s/ Michael S. Waters	Date: March 9, 2006
Michael S. Waters, Director

By:	/s/ Robert M. Wily	Date: March 9, 2006
Robert M. Wily, Director

Exhibit Index

2.1	Agreement and Plan of Merger dated as of October 24, 2002 by and between Apple Hospitality Two, Inc., Hospitality Acquisition Company and Apple Suites, Inc. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 25, 2002; SEC File No. 333-53984).

2.2	Agreement and Plan of Merger dated as of November 28, 2001 by and between Apple Hospitality Two, Inc., Marriott Residence Inn Limited Partnership, AHT Res Acquisition, L.P. and RIBM One LLC. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

2.3	Certificate of Merger dated March 28, 2002 (with effective date of March 29, 2002) for merger of AHT Res Acquisition, L.P. with and into Marriott Residence Inn Limited Partnership. (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

2.4	Agreement and Plan of Merger dated as of April 30, 2002 by and among Apple Hospitality Two, Inc., AHT Res II Acquisition, L.P., RIBM Two LLC and Marriott Residence Inn II Limited Partnership. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

2.5	Certificate of Merger dated August 28, 2002 for merger of AHT Res II Acquisition, L.P. with and into Marriott Residence Inn II Limited Partnership (as surviving entity). (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form S-4 filed on December 19, 2002; SEC File No. 333-101194)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Form 10-Q filed on August 4, 2005; SEC File No. 000-49748).

4.1	Acknowledgment, Waiver, Consent and Amendment dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Borrower), LaSalle Bank National Association (f/k/a LaSalle National Bank), as Trustee for Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 1996-MD V (Lender). (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

4.2	Facility Mortgagee Agreement dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Borrower), AHM Res II Limited Partnership (Tenant), Apple Hospitality Two, Inc. and LaSalle Bank National Association (f/k/a LaSalle National Bank), as Trustee for Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 1996-MD V (Lender). (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

4.3	Supplemental Assignment of Leases and Rents dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Borrower) and LaSalle Bank National Association (f/k/a LaSalle National Bank), as Trustee for Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 1996-MD V (Lender). (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

4.4	Supplemental Security Agreement dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Debtor) and LaSalle Bank National Association (f/k/a LaSalle National Bank), as Trustee for Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 1996-MD V (Secured Party). (Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

4.5	Tenant Security Agreement dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Secured Party) and AHM Res II Limited Partnership (Debtor). (Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

4.6	Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing, dated as of November 28, 2000 from RedInn Hotel, L.P. to TransNation Title Insurance Company for the benefit of GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on September 12; 2002; SEC File No. 333-53984).

4.7	Deed Of Trust Note, dated November 28, 2000, in the original principal amount of $20,500,000 and made payable to the order of GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

4.8	Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing, dated as of November 28, 2000 from RedInn Hotel, L.P. to TransNation Title Insurance Company for the benefit of GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

4.9	Assumption and Modification Agreement, dated January 17, 2003, by and among Wells Fargo Bank Minnesota, N.A., GMAC Commercial Mortgage Securities, Inc., RedInn Hotel, L.P., AHT Redmond, Inc., W.I. Realty, L.C., W.I. Realty I, L.P., Apple Hospitality Two, Inc. and AHM-SPE I, Inc. (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

4.10	Promissory Note dated November 10, 2004 made by Marriott Residence Inn II Limited Partnership in favor of Wachovia Bank, National Association in principal sum of $4,875,000.00 (incorporated by reference to Exhibit 4.10 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

4.11	Schedule setting forth information on twenty additional and substantially identical Promissory Notes (substantially identical to Exhibit 4.10 in this filing) (incorporated by reference to Exhibit 4.11 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

4.12	Mortgage and Security Agreement, made as of November 10, 2004 by Marriott Residence Inn II Limited Partnership to Wachovia Bank, National Association regarding property located in Jacksonville, Florida (incorporated by reference to Exhibit 4.12 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

4.13	Schedule setting forth information on ten additional and substantially identical mortgages (substantially identical to Exhibit 4.12 in this filing) (incorporated by reference to Exhibit 4.13 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

4.14	Open-End Mortgage and Security Agreement, made as of November 10, 2004 by AHT Residence Inn II Limited Partnership to Wachovia Bank, National Association regarding property located in Akron/Copley, Ohio (incorporated by reference to Exhibit 4.14 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

4.15	Schedule setting forth information on nine additional and substantially identical mortgages (substantially identical to Exhibit 4.14 in this filing) (incorporated by reference to Exhibit 4.15 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

4.16	Assignment of Leases, Rents and Profits, made as of November 10, 2004 by Marriott Residence Inn II Limited Partnership in favor of Wachovia Bank, National Association regarding property located in Jacksonville, Florida (incorporated by reference to Exhibit 4.16 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

4.17	Schedule setting forth information on twenty additional and substantially identical Assignments of Leases, Rents and Profits (substantially identical to Exhibit 4.16 in this filing) (incorporated by reference to Exhibit 4.17 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

10.1	Advisory Agreement between the Registrant and Apple Suites Advisors (incorporated by reference to Exhibit 10.1 to Amended Registration Statement on Form S-11 (File No. 333-53984) filed on May 22, 2002).

10.2	First Amendment to Advisory Agreement between the Registrant and Apple Suites Advisors (incorporated by reference to Exhibit 10.2 to Amended Registration Statement on Form S-11 (File No. 333-53984) filed on May 22, 2002).

10.3	Property Acquisition/Disposition Agreement between the Registrant and Apple Suites Realty (incorporated by reference to Exhibit 10.3 to Amended Registration Statement on Form S-11 (File No. 333-53984) filed on May 22, 2002).

10.4	Apple Hospitality Two, Inc. 2001 Incentive Plan (incorporated by reference to Exhibit 10.4 to Amended Registration Statement on Form S-11 (File No. 333-53984) filed on May 22, 2002)*

10.5	Apple Hospitality Two, Inc. 2001 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-11 (File No. 333-84098) filed on May 22, 2002)*

10.6	Purchase Agreement between Residence Inn III LLC, as Seller, and Apple Hospitality Two, Inc., as Purchaser, dated as of May 18, 2001 (incorporated by reference to Exhibit 10.1 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.7	Amendment and Joinder to Purchase Agreement entered into by Residence Inn III LLC and Apple Hospitality Two, Inc., and Joined in by Marriott Residence Inn USA Limited Partnership, as Seller, dated as of July 30, 2001 (incorporated by reference to Exhibit 10.2 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.8	Second Amendment and Joinder to Purchase Agreement entered into by Residence III LLC, Apple Hospitality Two, Inc. and Marriott Residence Inn USA Limited Partnership, and Joined in by Crestline Capital Corporation, CC USAGP LLC, CCMH Desert Springs Corporation and CCRI USA LLC, dated as of August 31, 2001 (incorporated by reference to Exhibit 10.3 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.9	Consent and Amendment Agreement with Release by and between Wells Fargo Bank Minnesota, N.A., as Trustee for the registered certificate holders of certain Commercial Mortgage Pass-Through Certificates, Series 2000-2, and Residence Inn III LLC, dated as of September 28, 2001 (incorporated by reference to Exhibit 10.4 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.10	Environmental Indemnity Agreement by Apple Hospitality Two, Inc. and Apple Suites Advisors in favor of Wells Fargo Bank Minnesota, N.A., as Trustee for the registered certificate holders of certain Commercial Mortgage Pass-Through Certificates, Series 2000-2, dated as of September 28, 2001 (incorporated by reference to Exhibit 10.5 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.11	Master Hotel Lease Agreement by and between Residence Inn III LLC and Apple Hospitality Management, dated as of September 28, 2001 (incorporated by reference to Exhibit 10.6 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.12	Amended And Restated Management Agreement by and between Apple Hospitality Management, Inc. and Residence Inn By Marriott, Inc., dated as of September 28, 2001 (incorporated by reference to Exhibit 10.7 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.13	Owner Agreement, by and between Residence Inns III LLC, Apple Hospitality Management, Inc. and Residence Inn By Marriott, Inc., dated as of September 28, 2001 (incorporated by reference to Exhibit 10.8 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.14	Non-Disturbance Agreement and Consent of Manager by Apple Hospitality Management, Inc. and Residence Inn III LLC to Wells Fargo Bank Minnesota, N.A., as Trustee for the registered certificate holders of certain Commercial Mortgage Pass-Through Certificates, Series 2000-2, consented and agreed to by Residence Inn By Marriott, Inc., dated as of September 28, 2001 (incorporated by reference to Exhibit 10.9 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001)

10.15	Consent to Merger dated as of March 29, 2002 by and between Marriott Residence Inn Limited Partnership, AHT Res I GP, Inc., RIBM One LLC, AHM Res I Limited Partnership and LaSalle Bank National Association, as Trustee for Mortgage Pass-Through Certificates Series 1996-2. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.16	Consent to Merger dated as of March 29, 2002 by and between Marriott Residence Inn Limited Partnership, AHT Res I GP, Inc., RIBM One LLC, AHM Res I Limited Partnership and LaSalle Bank National Association, as Indenture Trustee for the benefit of the Holders of iStar Asset Receivables Trust Collateralized Mortgage Bonds Series 2000-1. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.17	Amendment and Restatement of Management Agreement dated as of March 29, 2002 by and between Residence Inn by Marriott, Inc. and AHM Res I Limited Partnership. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.18	Owner Agreement dated as of March 29, 2002 by and between Marriott Residence Inn Limited Partnership, AHM Res I Limited Partnership and Residence Inn By Marriott, Inc. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.19	Limited Partnership Agreement of AHM Res I Limited Partnership (a subsidiary of registrant leasing real property). (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.20	Limited Liability Company Operating Agreement of Residence Inn III LLC (a subsidiary of registrant owning real property). (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.21	Amendment to Limited Liability Company Operating Agreement of Residence Inn III LLC. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.22	Amended and Restated Management Agreement dated as of August 28, 2002 by AHM Res II Limited Partnership and Residence Inn By Marriott, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.23	Master Hotel Lease Agreement dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership and AHM Res II Limited Partnership (regarding 22 hotels). (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.24	Schedule setting forth information on a substantially identical Master Hotel Lease Agreement (regarding one hotel). (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.25	Amended and Restated Certificate of Limited Partnership of Marriott Residence Inn II Limited Partnership (a subsidiary of registrant owning real property). (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.26	Amended and Restated Limited Partnership Agreement of Marriott Residence Inn II Limited Partnership (a subsidiary of registrant owning real property). (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.27	Amended and Restated Certificate of Limited Partnership of AHM Res II Limited Partnership (a subsidiary of registrant Leasing real property). (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.28	Amended and Restated Limited Partnership Agreement of AHM Res II Limited Partnership (a subsidiary of registrant leasing real property). (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.29	Hotel Lease Agreement, dated January 17, 2003, by and between AHT Redmond, Inc. and AHM-SPE I, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

10.30	Management Agreement, dated January 28, 1998, by RedInn Hotel, L.P. and Residence Inn By Marriott, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

10.31	Assignment, Assumption and Amendment of Management Agreement, dated as of January 17, 2003, by and among RedInn Hotel, L.P., AHM-SPE I, Inc. and Residence Inn By Marriott, Inc. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

10.32	Owner Agreement, dated as of January 17, 2003, by and among AHT Redmond, Inc., AHM-SPE I, Inc. and Residence Inn By Marriott, Inc. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

10.33	Environmental Indemnity Agreement, made as of November 10, 2004 jointly and severally by Marriott Residence Inn II Limited Partnership and Apple Hospitality Two, Inc., in favor of Wachovia Bank, National Association regarding property located in Jacksonville, Florida (incorporated by reference to Exhibit 10.33 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

10.34	Schedule setting forth information on twenty additional and substantially identical Environmental Indemnity Agreements (substantially identical to Exhibit 10.33 in this filing) (incorporated by reference to Exhibit 10.34 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

10.35	Indemnity and Guaranty Agreement, made as of November 10, 2004 by Apple Hospitality Two, Inc., in favor of Wachovia Bank, National Association regarding property located in Jacksonville, Florida (incorporated by reference to Exhibit 10.35 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

10.36	Schedule setting forth information on twenty additional and substantially identical Indemnity and Guaranty Agreements (substantially identical to Exhibit 10.35 in this filing) (incorporated by reference to Exhibit 10.36 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

10.37	Assignment of Contracts and Permits, made as of November 10, 2004, from Marriott Residence Inn II Limited Partnership to Wachovia Bank, National Association regarding property located in Jacksonville, Florida (incorporated by reference to Exhibit 10.37 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

10.38	Schedule setting forth information on twenty additional and substantially identical Assignments of Contracts and Permits (substantially identical to Exhibit 10.37 in this filing) (incorporated by reference to Exhibit 10.38 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

10.39	Hotel Lease Agreement, effective as of November 10, 2004 between Marriott Residence Inn II Limited Partnership and AHM Res II Limited Partnership regarding property located in Jacksonville, Florida (incorporated by reference to Exhibit 10.39 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

10.40	Schedule setting forth information on twenty two additional and substantially identical Hotel Lease Agreements (substantially identical to Exhibit 10.39 in this filing) (incorporated by reference to Exhibit 10.40 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

10.41	First Amendment to Amended and Restated Management Agreement, dated as of November 10, 2004, by and between Residence Inn by Marriott, Inc. and AHM Res II Limited Partnership (incorporated by reference to Exhibit 10.41 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

10.42	First Amendment to Owner Agreement, dated as of November 10, 2004, by and among Marriott Residence Inn II Limited Partnership, AHM Res II Limited Partnership, AHT Residence Inn II Limited Partnership, AHT Carolina Limited Partnership and Residence Inn by Marriott, Inc. (incorporated by reference to Exhibit 10.42 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

21.1	Subsidiaries of the Registrant (FILED HEREWITH).

23.1	Consent of Ernst & Young LLP (FILED HEREWITH).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

*	Denotes Compensation Plan.