Form 10-Q
period 2006-06-30
APPLE HOSPITALITY TWO INC
filed 2006-08-08
CIK 1132747

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

At August 1, 2006, there were 40,455,930 outstanding shares of common stock, no par value, of the registrant.

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

Apple Hospitality Two, Inc.

Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	June 30, 2006	December 31, 2005
ASSETS
Investment in real estate, net of accumulated depreciation of $90,959 and $77,385, respectively	$604,998	$609,822
Hotels held for sale	—	5,572
Cash and cash equivalents	60	415
Restricted cash - Furniture, fixtures & equipment and other escrows	5,629	9,209
Due from third party manager	13,203	8,289
Other assets	4,953	4,869

TOTAL ASSETS	$628,843	$638,176

LIABILITIES
Notes payable-secured	$351,916	$359,752
Note payable-related party	3,704	4,158
Accounts payable & accrued expenses	3,425	3,272
Accounts payable-prior limited partners	8,472	8,478
Interest payable	1,099	1,159

TOTAL LIABILITIES	368,616	376,819

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Series A Preferred stock, no par value, authorized 200,000,000 shares; 40,467,643 and 40,451,116 shares outstanding, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; no shares outstanding	—	—
Series C convertible preferred stock, no par value, authorized 1,272,000 shares; issued and outstanding 1,272,000 and 1,272,000 shares, respectively	10,176	10,176
Common stock, no par value, authorized 200,000,000 shares; outstanding 40,467,643 and 40,451,116 shares, respectively	347,681	347,495
Distributions greater than net income	(97,630)	(96,314)

TOTAL SHAREHOLDERS’ EQUITY	260,227	261,357

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$628,843	$638,176

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
REVENUES
Suite revenue	$60,044	$56,253	$117,098	$108,204
Other revenue	1,606	1,260	2,900	2,542
Reimbursed expenses	627	419	1,255	837

Total revenues	62,277	57,932	121,253	111,583

EXPENSES
Hotel operating expense	14,535	14,421	28,653	28,252
Hotel administrative expense	4,946	4,987	10,216	9,790
Sales and marketing	4,223	3,835	8,106	7,492
Utilities	2,805	2,382	6,051	5,141
Repair and maintenance	3,067	3,051	6,202	6,162
Franchise fees	1,768	2,226	3,454	4,321
Management fees	2,426	1,448	4,276	2,801
Chain services	888	883	1,847	1,669
Taxes, insurance and other	3,772	3,332	7,595	6,858
Reimbursed expense	627	419	1,255	837
General and administrative	554	738	1,197	1,176
Transaction advisory fees	92	—	112	—
Depreciation of real-estate owned	6,928	6,399	13,717	12,726

Total expenses	46,631	44,121	92,681	87,225

Operating income	15,646	13,811	28,572	24,358

Interest income	52	48	97	80
Interest expense	(6,640)	(6,870)	(13,303)	(13,720)

Income from continuing operations	9,058	6,989	15,366	10,718

Income from discontinued operations	—	83	3	16

Net income	$9,058	$7,072	$15,369	$10,734

Net income per common share:
From continuing operations	$0.22	$0.17	$0.37	$0.26
From discontinued operations	—	—	—	—

	$0.22	$0.17	$0.37	$0.26

Weighted average shares outstanding (basic and diluted)	41,731	41,712	41,718	41,713

Distributions paid per common share	$0.20	$0.20	$0.40	$0.40

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended June 30, 2006	Six months ended June 30, 2005
Cash flow from operating activities:
Net income	$15,369	$10,734
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	13,717	12,858
Net amortization of fair value adjustment to mortgage notes payable	(425)	(431)
Amortization of deferred financing costs	183	156
Changes in operating assets and liabilities:
Due from/to third party managers	(4,914)	(6,557)
Debt service and other escrows	(16)	165
Other assets, net	(193)	154
Accounts payable-affiliate	146	135
Interest payable	(60)	(57)
Other accrued expenses	147	935

Net cash provided by operating activities	23,954	18,092

Cash flow provided by (used in) investing activities:
Decrease (Increase) in cash restricted for capital improvements	3,596	(3,353)
Capital improvements	(9,493)	(2,861)
Net cash proceeds from sales of hotels	5,572	—
Decrease in deposits on capital improvement projects	1	645

Net cash used in investing activities	(324)	(5,569)

Cash flow from financing activities:
Proceeds from issuance of common stock	4,704	4,685
Redemption of common stock	(4,518)	(4,692)
Payment of financing costs	(75)	(107)
Repayment of secured notes payable	(3,586)	(2,400)
Net payments on secured line of credit	(3,825)	(5,925)
Cash distributions paid to shareholders	(16,685)	(16,686)

Net cash used in financing activities	(23,985)	(25,125)

Decrease in cash and cash equivalents	(355)	(12,602)
Cash and cash equivalents, beginning of period	415	13,118

Cash and cash equivalents, end of period	$60	$516

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s December 31, 2005 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Organization

Apple Hospitality Two, Inc. (the “Company”), a Virginia corporation, was formed on January 17, 2001, and its first investor closing was on May 1, 2001. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

At June 30, 2006, the Company owned 64 extended-stay hotels and is operated as and has annually elected to be taxed as a real estate investment trust (“REIT”). The REIT Modernization Act, effective January 1, 2001, permits a REIT to establish taxable businesses to conduct certain previously disallowed business activities. The Company has formed wholly-owned taxable REIT subsidiaries, and has leased all of its hotels to these subsidiaries (collectively, the “Lessees”).

Stock Incentive Plans

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and elected the modified prospective transition method. Accordingly, no prior year amounts have been restated. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The adoption of this statement is not anticipated to have a material impact on the Company’s results of operations or financial position. The Company did not make any share based payments in the first two quarters of 2006 and did not have any unvested options outstanding at the beginning of the year. Therefore, no share-based expense was recorded during the three or six months ended June 30, 2006.

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

Note 2

Shareholders’ Equity

During 2003, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-served basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the Units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2006, the Company redeemed 453,889 Units in the amount of $4.5 million under the program.

Effective February 20, 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. During the six months ended June 30, 2006, 470,416 Units were issued under the dividend reinvestment plan, representing $4.7 million in proceeds to the Company.

Note 3

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length and the results of the Company’s operations could be different if these transactions were conducted with non-related parties.

Through a wholly-owned subsidiary, the Company has an advisory agreement with Apple Hospitality Five Advisors, Inc. (“AFA”) whereby the Company receives advisory fee revenue equal to 0.1% to 0.25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for Company personnel performing advisory and real estate acquisition due diligence for Apple Hospitality Five, Inc. AFA is 100% owned by Mr. Glade M. Knight, the Company’s Chairman and Chief Executive Officer. For the six months ended June 30, 2006 and 2005, the Company earned advisory fee revenue of approximately $494,000 and $373,000, under this agreement. These amounts are included in other revenue.

The Company also provides support services to Apple Suites Realty Group, Inc. (“ASRG”), Apple Six Advisors, Inc. (“A6A”), Apple REIT Six, Inc., Apple Seven Advisors, Inc. (“A7A”) and Apple REIT Seven, Inc. A6A provides day to day advisory and real estate due diligence services to Apple REIT Six,

Inc. A7A provides day to day advisory and real estate due diligence services to Apple REIT Seven, Inc. ASRG, A6A and A7A are 100% owned by Mr. Knight. ASRG provides real estate brokerage services to Apple Hospitality Five, Inc., Apple REIT Six, Inc. and Apple REIT Seven, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the six months ended June 30, 2006 and 2005, the Company received reimbursement of its costs totaling approximately $1.3 million and $837,000. Mr. Knight is Chairman and Chief Executive Officer of Apple Hospitality Five, Inc., a hospitality REIT, Apple REIT Six Inc., a diversified REIT, and Apple REIT Seven, Inc. a newly organized company which is proposed to be a diversified REIT. Additionally, the Company’s Board of Directors has members that are also on the Board of Directors of Apple Hospitality Five, Inc., Apple REIT Six, Inc., or Apple REIT Seven, Inc.

During the second quarter of 2006, the Company sold its former corporate office building to Mr. Knight for approximately $600,000. In lieu of a cash payment from Mr. Knight, the outstanding balance of the unsecured note the Company has with Mr. Knight was reduced by the purchase price. At June 30, 2006, the remaining balance of the note was $3.7 million.

Note 4

Discontinued Operations

The Company classified two hotels as held for sale at December 31, 2005 and recorded an estimated loss on the sale of the hotels of $3.4 million in 2005. The estimated loss was based on the anticipated sales proceeds and the net book value of the properties. The Company completed the sale of these hotels in the first quarter of 2006.

The results of operations from the hotels classified as held for sale at December 31, 2005 are recognized as discontinued operations for the six months ended June 30, 2006 and 2005.

The following table sets forth the components of income from discontinued operations for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
Total revenue	$—	$848	$496	$1,547
Hotel operating expenses	—	653	425	1,290
Taxes, insurance and other	—	46	68	109
Depreciation	—	66	—	132

Income on discontinued operations	$—	$83	$3	$16

Note 5

Subsequent Events

In July 2006, the Company declared and paid approximately $8.3 million, or $.20 per share, in a distribution to its common shareholders of record on June 28, 2006. Of this amount approximately $2.3 million was reinvested through the Company’s dividend reinvestment plan totaling 233,994 Units.

In July 2006, the Company redeemed Units under its Unit redemption program in the approximate amount of $2.5 million, representing 245,707 Units of the Company.

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

General

Overview

The Company is a real estate investment trust (“REIT”) that owns upscale, extended-stay hotels. The Company was formed on January 17, 2001, with the first investor closing commencing on May 1, 2001. The Company owns 64 hotels in selected markets throughout the United States. The performance of the Company’s hotels can be influenced by many factors, including local hotel competition, local and national economic conditions and the performance of the individual managers assigned to its hotels. In evaluating financial condition and operating performance, the Company focuses on revenue measurements such as occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) and expenses such as hotel operating expenses, general and administrative expenses and other expenses described below.

During the first half of 2006, the Company experienced improvements in operations as compared to the first six months of 2005. Better economic conditions in many of its markets led to an increase in RevPAR by 8% over the prior year. During the first quarter of 2006, the Company completed the sale of two of its Residence Inn properties. The results of these properties have been included in discontinued operations for 2006 and 2005.

Results from Continuing Operations:

	Three months ended June 30,					Six months ended June 30,
(in thousands)	2006	POR	2005	POR	Percent change	2006	POR	2005	POR	Percent change
Total hotel revenues	$61,650	100%	$57,513	100%	7%	$119,998	100%	$110,746	100%	8%
Hotel direct expenses	34,658	56%	33,233	58%	4%	68,805	57%	65,628	59%	5%
Taxes, insurance and other expense	3,772	6%	3,332	6%	13%	7,595	6%	6,858	6%	11%
General and administrative	554	1%	738	1%	-25%	1,197	1%	1,176	1%	2%
Depreciation	6,928	11%	6,399	11%	8%	13,717	11%	12,726	11%	8%
Interest expense	6,640	11%	6,870	12%	-3%	13,303	11%	13,720	12%	-3%
ADR	$108		$102		6%	$107		$101		6%
Occupancy	80%		78%		3%	78%		77%		1%
RevPAR	$86		$80		8%	$83		$77		8%

Hotels Owned

The Company owns 64 hotels, with a total of 7,690 suites. Of its 64 hotels, the Company owns 47 Residence Inn by Marriott properties consisting of 5,768 suites, and 17 Homewood Suites by Hilton consisting of 1,922 suites. All of the Company’s hotels are managed by Marriott or Hilton (“Manager”).

The following table summarizes the locations, brands, acquisition dates and number of suites of the hotels owned on June 30, 2006:

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

Through a wholly-owned subsidiary, the Company has an advisory agreement with Apple Hospitality Five Advisors, Inc. (“AFA”) whereby the Company receives advisory fee revenue equal to 0.1% to 0.25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for Company personnel performing advisory and real estate acquisition due diligence for Apple Hospitality Five, Inc. AFA is 100% owned by Mr. Glade M. Knight, the Company’s Chairman and Chief Executive Officer. For the six months ended June 30, 2006 and 2005, the Company earned advisory fee revenue of approximately $494,000 and $373,000, under this agreement. These amounts are included in other revenue.

The Company also provides support services to Apple Suites Realty Group, Inc. (“ASRG”), Apple Six Advisors, Inc. (“A6A”), Apple REIT Six, Inc., Apple Seven Advisors, Inc. (“A7A”) and Apple REIT Seven, Inc. A6A provides day to day advisory and real estate due diligence services to Apple REIT Six, Inc. A7A provides day to day advisory and real estate due diligence services to Apple REIT Seven, Inc. ASRG, A6A and A7A are 100% owned by Mr. Knight. ASRG provides real estate brokerage services to Apple Hospitality Five, Inc., Apple REIT Six, Inc. and Apple REIT Seven, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the six months ended June 30, 2006 and 2005, the Company received reimbursement of its costs totaling approximately $1.3 million and $837,000. Mr. Knight is Chairman and Chief Executive Officer of Apple Hospitality Five, Inc., a hospitality REIT, Apple REIT Six Inc., a diversified REIT, and Apple REIT Seven, Inc. a newly organized company which is a proposed diversified REIT. Additionally, the Company’s Board of Directors has members that are also on the Board of Directors of Apple Hospitality Five, Inc., Apple REIT Six, Inc., or Apple REIT Seven, Inc.

During the second quarter of 2006, the Company sold its former corporate office building to Mr. Knight for approximately $600,000. In lieu of a cash payment from Mr. Knight, the outstanding balance of the unsecured note the Company has with Mr. Knight was reduced by the purchase price. At June 30, 2006, the remaining balance of the note was $3.7 million.

Results of Operations

The Company’s financial results for the first six months of 2006 were improved as compared to the same period in 2005. The improvement is due primarily to general economic improvements in the industry. The Company anticipates continued improvement in 2006. However, as the Company will continue to selectively renovate hotels and since general economic conditions cannot be projected, there can be no assurances that the improvements will continue.

Revenues

The Company’s principal source of revenue is hotel suite revenue. For the three months ended June 30, 2006 and 2005, the Company had total hotel revenue from continuing operations of approximately $61.7 million and $57.5 million. For the three months ended June 30, 2006 the company had an occupancy rate of 80% and achieved an ADR of $108 as compared to 78% occupancy and $102 ADR for the same period in 2005. RevPAR for the 2006 period was $86 as compared to $80 in 2005. For the six months ended June 30, 2006 and 2005, the company earned total revenue of $120.0 million and $110.7 million, achieving slightly better occupancy of 78% in 2006 as compared to 77% in 2005. For the first six months of 2006 and 2005, ADR was $107 and $101, and RevPAR was $83 and $77 respectively. ADR, or average daily rate, is calculated as room revenue divided by number of rooms sold, and RevPAR, or revenue per available room, is calculated as occupancy multiplied by ADR. The improvement for these periods is due to overall improvement in the hospitality industry. As the Company continues to aggressively manage its room rates to maximize revenue, it is not anticipated that average occupancy will rise significantly from its current level.

Expenses

For the three months ended June 30, 2006 and 2005, hotel operating expenses from continuing operations totaled $34.7 million or 56% of total hotel revenue and $33.2 million or 58% of total hotel revenue. For the six months ended June 30, 2006 and 2005, hotel operating expenses from continuing operations totaled $68.8 million or 57% of total hotel revenue and $65.6 million or 59% of total hotel revenue. The decrease as a percentage of revenue was due primarily to the improved ADR.

Taxes, insurance and other expense from continuing operations for the three months ended June 30, 2006 and 2005 was approximately $3.8 million or 6% of hotel revenue and $3.3 million, also 6% of hotel revenue. For the six months ended June 30, 2006 and 2005 taxes, insurance and other expense from continuing operations was approximately $7.6 million or 6% of hotel revenue and $6.9 million or 6% of hotel revenue.

General and administrative expense for the three months ended June 30, 2006 and 2005 was approximately $554,000 or 1% of hotel revenue and $738,000 or 1% of hotel revenue. For the six months ended June 30, 2006 and 2005 G&A was approximately $1.2 million or 1% of hotel revenue and $1.2 million or 1% of hotel revenue.

In 2005 the Company engaged UBS Investment Bank to assist in reviewing and evaluating various strategic alternatives for the Company. These alternatives include a possible sale of the Company, merger or listing on an exchange. In connection with these activities, the Company incurred $112,000 in expenses in the six months ended June 30, 2006. The Company cannot provide any assurances that it will initiate or complete any of the strategic alternatives.

Depreciation expense for the three months ended June 30, 2006 and 2005 was approximately $6.9 million and $6.4 million. For the six months ended June 30, 2006 and 2005 depreciation expense was $13.7 million and $12.7 million. Depreciation expense represents expense of the Company’s 64 hotels and related personal property.

Interest expense was $6.6 million and $6.9 million for the three months ended June 30, 2006 and 2005 and $13.3 million and $13.7 million for the six months ended June 30, 2006 and 2005. In 2006, the Company capitalized interest of $219,000 associated with a current renovation program.

Liquidity and Capital Resources

Capital Requirements and Resources

The cash flow generated from the properties owned is the Company’s principal source of liquidity. In addition, the Company had $15.0 million available under its revolving line of credit at June 30, 2006.

The Company’s distribution policy is at the discretion of the Board of Directors and depends on several factors. The quarterly distribution rate for the three and six months ended June 30, 2006 was at a rate of $0.20 per unit outstanding, which is paid quarterly. Distributions to shareholders will depend on income from operations. As a result there can be no assurance that income from operations will be sufficient to fund distributions at historic levels.

The Company has ongoing capital commitments to fund its capital improvements. The Company is required, under all management agreements with the Manager, to make available, for the repair, replacement, and refurbishing of furniture, fixtures, and equipment, an amount of at least 5% of total revenues provided that such amount may be used for its capital expenditures with respect to the hotels.

During the six months ended June 30, 2006 and 2005, the Company capitalized approximately $9.5 million and $2.9 million in capital improvements to the properties. The increase in capital expenditures from 2005 is due to hotel renovations initiated by the Company. The Company anticipates renovating nine additional hotels by the end of the first quarter of 2007.

The Company believes its liquidity and capital resources are adequate to meet its cash requirements for the foreseeable future. Although there can be no assurance, the Company believes its investment in renovations and improved economic conditions will allow the Company’s cash from operations to meet its planned distributions.

Equity

During 2003, the Company instituted a Unit Redemption Program to provide limited interim liquidity to the Company’s shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-serve basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the Units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2006, the Company redeemed 453,889 Units in the amount of $4.5 million under the program. The Company currently plans to redeem units to the extent of proceeds received from the dividend reinvestment plan.

Effective February 20, 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. During the first six months of 2006, approximately 470,416 Units were issued under the dividend reinvestment plan, representing $4.7 million in proceeds to the Company.

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

Subsequent Events

In July 2006, the Company declared and paid approximately $8.3 million, or $.20 per share, in a distribution to its common shareholders of record on June 28, 2006. Of this amount, approximately $2.3 million was reinvested through the Company’s dividend reinvestment plan totaling 233,994 Units.

In July 2006, the Company redeemed Units under its Unit redemption program in the approximate amount of $2.5 million, representing 245,707 Units of the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2006, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

With its initial offering the Company instituted a unit redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $10.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the unit redemption program. Redemption of units, when requested, will be made quarterly on a first-come, first-served basis. Funding for the redemption of Units will come from the proceeds the Company receives from the sale of Units under its dividend reinvestment plan. The following is a summary of redemptions during the second quarter of 2006:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
April 2006	196,256	$9.96	3,134,467	(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

Item 4. Submission of Matters to a Vote of Security Holders

On May 11, 2006, the Company held an Annual Meeting of Shareholders for the purpose of electing three directors to the Company’s Board of Directors. The three nominees to the Company’s Board of Directors were Mr. Glenn W. Bunting, Ms. Lisa B. Kern and Mr. Michael S. Waters. Each of these individuals were current directors of the Company. Mr. Bunting was nominated for an additional one-year term on the Board of Directors and Ms. Kern and Mr. Waters were nominated for an additional three-year term on the Board of Directors. The election of directors was uncontested, and the nominees were elected.

The total number of votes represented at the Annual Meeting of Shareholders was 39,944,616. The voting results were as follows:

Glenn W. Bunting	Votes for: 39,569,508
Votes withheld: 375,108

Lisa B. Kern	Votes for: 39,566,608
Votes withheld: 378,008

Michael S. Waters	Votes for: 39,578,239
Votes withheld: 366,377

The names of the other directors whose terms of office as directors continued after the Annual Meeting of Shareholders are Glade M. Knight, Bruce H. Matson and Robert M. Wily.

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

APPLE HOSPITALITY TWO, INC.

By:	/s/ Glade M. Knight	Date: August 8, 2006
Glade M. Knight,
Chairman of the Board, Chief Executive Officer

By:	/s/ Bryan Peery	Date: August 8, 2006
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)