Form 10-Q
period 2006-09-30
APPLE HOSPITALITY TWO INC
filed 2006-11-03
CIK 1132747

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

At November 1, 2006, there were 40,433,204 outstanding shares of common stock, no par value, of the registrant.

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

Apple Hospitality Two, Inc.

Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	September 30, 2006	December 31, 2005
ASSETS
Investment in real estate, net of accumulated depreciation of $96,802 and $77,385, respectively	$593,206	$609,822
Hotels held for sale	12,246	5,572
Cash and cash equivalents	3,841	415
Restricted cash - Furniture, fixtures & equipment and other escrows	5,991	9,209
Due from third party manager	10,222	8,289
Other assets	2,825	4,869

TOTAL ASSETS	$628,331	$638,176

LIABILITIES
Notes payable-secured	$349,942	$359,752
Note payable-related party	3,779	4,158
Accounts payable & accrued expenses	4,144	3,272
Accounts payable-prior limited partners	8,447	8,478
Interest payable	1,087	1,159

TOTAL LIABILITIES	367,399	376,819

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 13,728,000 shares authorized, none issued and outstanding	—	—
Series A Preferred stock, no par value, authorized 200,000,000 shares; 40,455,930 and 40,451,116 shares outstanding, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; no shares outstanding	—	—
Series C convertible preferred stock, no par value, authorized 1,272,000 shares; issued and outstanding 1,272,000 and 1,272,000 shares, respectively	10,176	10,176
Common stock, no par value, authorized 200,000,000 shares; 40,455,930 and 40,451,116 shares outstanding, respectively	347,571	347,495
Distributions greater than net income	(96,815)	(96,314)

TOTAL SHAREHOLDERS’ EQUITY	260,932	261,357

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$628,331	$638,176

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
REVENUES
Suite revenue	$61,137	$58,151	$174,114	$162,455
Other revenue	1,646	1,332	4,426	3,754
Reimbursed expenses	786	720	2,041	1,557

Total revenues	63,569	60,203	180,581	167,766

EXPENSES
Hotel operating expense	14,707	14,781	42,538	42,121
Hotel administrative expense	5,137	5,066	14,979	14,537
Sales and marketing	4,085	3,803	11,965	11,046
Utilities	3,248	3,142	9,190	8,153
Repair and maintenance	2,965	3,317	9,009	9,291
Franchise fees	1,837	1,882	5,233	6,047
Management fees	3,015	2,405	7,206	5,126
Chain services	952	920	2,757	2,552
Taxes, insurance and other	3,990	3,577	11,431	10,294
Reimbursed expense	786	720	2,041	1,557
General and administrative	417	404	1,614	1,580
Transaction advisory fees	184	—	296	—
Depreciation of real-estate owned	6,978	6,348	20,536	18,922

Total expenses	48,301	46,365	138,795	131,226

Operating income	15,268	13,838	41,786	36,540

Interest income	56	34	153	114
Interest expense	(6,281)	(6,446)	(18,870)	(19,449)

Income from continuing operations	9,043	7,426	23,069	17,205

Income from discontinued operations	120	40	1,463	995

Net income	$9,163	$7,466	$24,532	$18,200

Net income per common share:
From continuing operations	$0.22	$0.18	$0.55	$0.42
From discontinued operations	—	—	0.04	$0.02

	$0.22	$0.18	$0.59	$0.44

Weighted average shares outstanding (basic and diluted)	41,730	41,718	41,723	41,715

Distributions paid per common share	$0.20	$0.20	$0.60	$0.60

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Cash flow from operating activities:
Net income	$24,532	$18,200
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, including discontinued operations	20,775	19,348
Net amortization of fair value adjustment to mortgage notes payable	(637)	(646)
Amortization of deferred financing costs	270	243
Changes in operating assets and liabilities:
Due from/to third party managers	(1,933)	(3,967)
Debt service and other escrows	(41)	7
Other assets, net	(556)	(417)
Accounts payable-affiliate	221	205
Interest payable	(72)	(59)
Other accrued expenses	841	1,456

Net cash provided by operating activities	43,400	34,370

Cash flow used in investing activities:
Decrease (increase) in cash restricted for capital improvements	3,259	(3,882)
Capital improvements	(17,005)	(5,773)
Net cash proceeds from sales of hotels	5,572	—
Decrease in deposits on capital improvement projects	2,405	86

Net cash used in investing activities	(5,769)	(9,569)

Cash flow used in financing activities:
Proceeds from issuance of common stock	7,044	7,022
Redemption of common stock	(6,968)	(6,936)
Payment of financing costs	(75)	(149)
Repayment of secured notes payable	(5,348)	(3,576)
Net payments on secured line of credit	(3,825)	(8,675)
Cash distributions paid to shareholders	(25,033)	(25,028)

Net cash used in financing activities	(34,205)	(37,342)

Increase (decrease) in cash and cash equivalents	3,426	(12,541)
Cash and cash equivalents, beginning of period	415	13,118

Cash and cash equivalents, end of period	$3,841	$577

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s December 31, 2005 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Organization

Apple Hospitality Two, Inc. (the “Company”), a Virginia corporation, was formed on January 17, 2001, and its first investor closing was on May 1, 2001. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

At September 30, 2006, the Company owned 64 extended-stay hotels and is operated as and has annually elected to be taxed as a real estate investment trust (“REIT”). The REIT Modernization Act, effective January 1, 2001, permits a REIT to establish taxable businesses to conduct certain previously disallowed business activities. The Company has formed wholly-owned taxable REIT subsidiaries, and has leased all of its hotels to these subsidiaries (collectively, the “Lessees”).

Stock Incentive Plans

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and elected the modified prospective transition method. Accordingly, no prior year amounts have been restated. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company did not make any share based payments in the first three quarters of 2006 and did not have any unvested options outstanding at the beginning of the year. Therefore, no share-based expense was recorded during the three or nine months ended September 30, 2006.

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

Note 2

Shareholders’ Equity

During 2003, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-served basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the Units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the nine months ended September 30, 2006, the Company redeemed 699,596 Units in the amount of $7.0 million under the program.

Effective February 20, 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. During the nine months ended September 30, 2006, 704,410 Units were issued under the dividend reinvestment plan, representing $7.0 million in proceeds to the Company.

Note 3

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length and the results of the Company’s operations could be different if these transactions were conducted with non-related parties.

Through a wholly-owned subsidiary, the Company has an advisory agreement with Apple Hospitality Five Advisors, Inc. (“AFA”) whereby the Company receives advisory fee revenue equal to 0.1% to 0.25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for Company personnel performing advisory and real estate acquisition due diligence for Apple Hospitality Five, Inc. AFA is 100% owned by Mr. Glade M. Knight, the Company’s Chairman and Chief Executive Officer. For the nine months ended September 30, 2006 and 2005, the Company earned advisory fee revenue of approximately $803,000 and $559,000, under this agreement. These amounts are included in other revenue.

The Company also provides support services to Apple Suites Realty Group, Inc. (“ASRG”), Apple Six Advisors, Inc. (“A6A”), Apple REIT Six, Inc., Apple Seven Advisors, Inc. (“A7A”) and Apple REIT

Seven, Inc. A6A provides day to day advisory and real estate due diligence services to Apple REIT Six, Inc. A7A provides day to day advisory and real estate due diligence services to Apple REIT Seven, Inc. ASRG, A6A and A7A are 100% owned by Mr. Knight. ASRG provides real estate brokerage services to Apple Hospitality Five, Inc., Apple REIT Six, Inc. and Apple REIT Seven, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the nine months ended September 30, 2006 and 2005, the Company received reimbursement of its costs totaling approximately $2.0 million and $1.6 million. Mr. Knight is Chairman and Chief Executive Officer of Apple Hospitality Five, Inc., a hospitality REIT, Apple REIT Six Inc., a diversified REIT, and Apple REIT Seven, Inc. a newly organized company which is proposed to be a diversified REIT. Additionally, the Company’s Board of Directors has members that are also on the Board of Directors of Apple Hospitality Five, Inc., Apple REIT Six, Inc., or Apple REIT Seven, Inc.

During the second quarter of 2006, the Company sold its former corporate office building to Mr. Knight for approximately $600,000. In lieu of a cash payment from Mr. Knight, the outstanding balance of the unsecured note the Company has with Mr. Knight was reduced by the purchase price. At September 30, 2006, the remaining balance of the note was $3.8 million.

Note 4

Discontinued Operations

In September 2006, the Company entered into an agreement to sell its Las Vegas, Nevada, Residence Inn. This hotel has been classified on the Consolidated Balance Sheet as “Hotels held for sale” as of September 30, 2006. The net book value of the hotel at September 30, 2006 was $12.2 million and $12.5 million at December 31, 2005. The results of operations for this property for the three and nine months ended September 30, 2006 and 2005 are classified on the Consolidated Statements of Operations in the line item “Income (loss) from discontinued operations”. The Company expects to complete this transaction in the first quarter of 2007. The proposed sale price is $65,000,000. Assuming the sale is completed, the Company will recognize a gain on sale of approximately $51 million.

The Company classified two hotels as held for sale at December 31, 2005 and recorded an estimated loss on the sale of the hotels of $3.4 million in 2005. The estimated loss was based on the anticipated sales proceeds and the net book value of the properties. The Company completed the sale of these hotels in the first quarter of 2006. The results of operations from the hotels classified as held for sale at December 31, 2005 are also recognized as discontinued operations for the three and nine months ended September 30, 2006 and 2005.

The following table sets forth the components of income from discontinued operations for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Total revenue	$1,554	$2,331	$6,291	$7,898
Hotel operating expenses	918	1,654	3,217	5,015
Taxes, insurance and other	77	132	299	382
Interest expense	359	363	1,073	1,080
Depreciation	80	142	239	426

Income from discontinued operations	$120	$40	$1,463	$995

Note 5

Subsequent Events

In October 2006, the Company declared and paid approximately $8.9 million, or $0.21 per share, in a distribution to its common shareholders of record on September 27, 2006. Of this amount approximately $2.5 million was reinvested through the Company’s dividend reinvestment plan totaling 248,384 Units.

In October 2006, the Company redeemed Units under its Unit Redemption Program in the approximate amount of $2.7 million, representing 271,110 Units of the Company.

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

During the first nine months of 2006, the Company experienced improvements in operations as compared to the first nine months of 2005. Better economic conditions in many of its markets led to an increase in RevPAR by 8% over the prior year. During the first quarter of 2006, the Company completed the sale of two of its Residence Inn properties. Also, in September 2006, the Company committed to selling its Las Vegas, Nevada, Residence Inn. The results of these properties have been included in discontinued operations for 2006 and 2005.

Results from Continuing Operations:

	Three months ended September 30,					Nine months ended September 30,
(in thousands) POR – Percent of Revenue	2006	POR	2005	POR	Percent change	2006	POR	2005	POR	Percent change
Total hotel revenues	$62,783	100%	$59,483	100%	6%	$178,540	100%	$166,209	100%	7%
Hotel direct expenses	35,946	57%	35,316	59%	2%	102,877	58%	98,873	59%	4%
Taxes, insurance and other expense	3,990	6%	3,577	6%	12%	11,431	6%	10,294	6%	11%
General and administrative	417	1%	404	1%	3%	1,614	1%	1,580	1%	2%
Depreciation	6,978	11%	6,348	11%	10%	20,536	12%	18,922	11%	9%
Interest expense	6,281	10%	6,446	11%	-3%	18,870	11%	19,449	12%	-3%
ADR	$111		$102		9%	$108		$101		7%
Occupancy	80%		82%		-2%	79%		78%		1%
RevPAR	$89		$83		7%	$85		$79		8%

Hotels Owned

The Company owns 64 hotels, with a total of 7,690 suites. Of its 64 hotels, the Company owns 47 Residence Inn by Marriott properties consisting of 5,768 suites, and 17 Homewood Suites by Hilton properties consisting of 1,922 suites. All of the Company’s hotels are managed by Marriott or Hilton (“Manager”).

The following table summarizes the locations, brands, acquisition dates and number of suites of the hotels owned on September 30, 2006:

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

Through a wholly-owned subsidiary, the Company has an advisory agreement with Apple Hospitality Five Advisors, Inc. (“AFA”) whereby the Company receives advisory fee revenue equal to 0.1% to 0.25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for Company personnel performing advisory and real estate acquisition due diligence for Apple Hospitality Five, Inc. AFA is 100% owned by Mr. Glade M. Knight, the Company’s Chairman and Chief Executive Officer. For the nine months ended September 30, 2006 and 2005, the Company earned advisory fee revenue of approximately $803,000 and $559,000, under this agreement. These amounts are included in other revenue.

The Company also provides support services to Apple Suites Realty Group, Inc. (“ASRG”), Apple Six Advisors, Inc. (“A6A”), Apple REIT Six, Inc., Apple Seven Advisors, Inc. (“A7A”) and Apple REIT Seven, Inc. A6A provides day to day advisory and real estate due diligence services to Apple REIT Six, Inc. A7A provides day to day advisory and real estate due diligence services to Apple REIT Seven, Inc. ASRG, A6A and A7A are 100% owned by Mr. Knight. ASRG provides real estate brokerage services to Apple Hospitality Five, Inc., Apple REIT Six, Inc. and Apple REIT Seven, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the nine months ended September 30, 2006 and 2005, the Company received reimbursement of its costs totaling approximately $2.0 million and $1.6 million. Mr. Knight is Chairman and Chief Executive Officer of Apple Hospitality Five, Inc., a hospitality REIT, Apple REIT Six Inc., a diversified REIT, and Apple REIT Seven, Inc. a newly organized company which is a proposed diversified REIT. Additionally, the Company’s Board of Directors has members that are also on the Board of Directors of Apple Hospitality Five, Inc., Apple REIT Six, Inc., or Apple REIT Seven, Inc.

During the second quarter of 2006, the Company sold its former corporate office building to Mr. Knight for approximately $600,000. In lieu of a cash payment from Mr. Knight, the outstanding balance of the unsecured note the Company has with Mr. Knight was reduced by the purchase price. At September 30, 2006, the remaining balance of the note was $3.8 million.

Results of Operations

The Company’s financial results for the first nine months of 2006 were improved as compared to the same period in 2005. The improvement is due primarily to general economic improvements in the industry. The Company anticipates continued improvement in 2006 as compared to 2005. However, as the Company will continue to selectively renovate hotels and since general economic conditions cannot be projected, there can be no assurances that the improvements will continue.

Revenues

The Company’s principal source of revenue is hotel suite revenue. For the three months ended September 30, 2006 and 2005, the Company had total hotel revenue from continuing operations of approximately $62.8 million and $59.5 million. For the three months ended September 30, 2006 the Company had an occupancy rate of 80% and achieved an ADR of $111 as compared to 82% occupancy and $102 ADR for the same period in 2005. RevPAR for the 2006 period was $89 as compared to $83 in 2005. For the nine months ended September 30, 2006 and 2005, the Company earned total hotel revenue from continuing operations of $178.5 million and $166.2 million, achieving slightly better occupancy of 79% in 2006 as compared to 78% in 2005. For the first nine months of 2006 and 2005, ADR was $108 and $101, and RevPAR was $85 and $79. ADR, or average daily rate, is calculated as room revenue divided by number of rooms sold, and RevPAR, or revenue per available room, is calculated as occupancy multiplied by ADR. The improvement for these periods is due to overall improvement in the hospitality industry. Demand continues to exceed supply in most of the Company’s markets, allowing the Company to increase its room rates without reducing occupancy. As the Company continues to aggressively manage its room rates to maximize revenue, it is not anticipated that average occupancy will rise significantly from its current level.

Expenses

For the three months ended September 30, 2006 and 2005, hotel operating expenses from continuing operations totaled $35.9 million or 57% of total hotel revenue and $35.3 million or 59% of total hotel revenue. For the nine months ended September 30, 2006 and 2005, hotel operating expenses from continuing operations totaled $102.9 million or 58% of total hotel revenue and $98.9 million or 59% of total hotel revenue. The decrease as a percentage of revenue was due primarily to the improved ADR.

Taxes, insurance and other expenses from continuing operations for the three months ended September 30, 2006 and 2005 were approximately $4.0 million or 6% of hotel revenue and $3.6 million or 6% of hotel revenue. For the nine months ended September 30, 2006 and 2005 taxes, insurance and other expenses from continuing operations were approximately $11.4 million or 6% of hotel revenue and $10.3 million or 6% of hotel revenue. The company continues to experience increases in property tax assessments and property insurance rates; however, to date they have increased at the same rate as revenues.

General and administrative expense (“G&A”) for the three months ended September 30, 2006 and 2005 was approximately $417,000 or 1% of hotel revenue and $404,000 or 1% of hotel revenue. For the nine months ended September 30, 2006 and 2005, G&A was approximately $1.6 million or 1% of hotel revenue for both periods.

In 2005 the Company engaged UBS Investment Bank to assist in reviewing and evaluating various strategic alternatives for the Company. These alternatives include a possible sale of the Company, merger or listing on an exchange. In connection with these activities, the Company incurred $296,000 in expenses in the nine months ended September 30, 2006. The Company cannot provide any assurances that it will initiate or complete any of the strategic alternatives.

Depreciation expense from continuing operations for the three months ended September 30, 2006 and 2005 was approximately $7.0 million and $6.3 million. For the nine months ended September 30, 2006 and 2005 depreciation expense from continuing operations was $20.5 million and $18.9 million. Depreciation expense represents expense of the Company’s continuing 63 hotels and related personal property. The increase in depreciation is due to the six major renovations the company has completed during the last 12 months.

Interest expense from continuing operations was $6.3 million and $6.4 million for the three months ended September 30, 2006 and 2005 and $18.9 million and $19.4 million for the nine months ended September 30, 2006 and 2005. In 2006, the Company capitalized interest of $326,000 associated with a current renovation program as compared to $118,000 being capitalized in 2005.

Liquidity and Capital Resources

Capital Requirements and Resources

The cash flow generated from the properties owned is the Company’s principal source of liquidity. In addition, the Company had $15.0 million available under its revolving line of credit at September 30, 2006.

The Company’s distribution policy is at the discretion of the Board of Directors and depends on several factors. The quarterly distribution rate for the three and nine months ended September 30, 2006 was at a rate of $0.20 per Unit outstanding, which is paid quarterly. In August 2006, the Board approved an increase in the annual distribution rate from $0.80 per Unit outstanding to $0.85 per Unit outstanding effective with the distribution in October 2006. Distributions to shareholders will depend on income from operations. As a result there can be no assurance that income from operations will be sufficient to fund distributions at historic levels.

The Company has ongoing capital commitments to fund its capital improvements. The Company is required, under all management agreements with the Manager, to make available, for the repair, replacement, and refurbishing of furniture, fixtures, and equipment, an amount of at least 5% of total revenues provided that such amount may be used for its capital expenditures with respect to the hotels.

During the nine months ended September 30, 2006 and 2005, the Company capitalized approximately $17.0 million and $5.8 million in capital improvements to the properties. The increase in capital expenditures from 2005 is due to major hotel renovations initiated or completed by the Company in the past year. In 2006, the Company has completed three major renovations and started nine others which should be completed by the end of the first quarter of 2007.

The Company believes its liquidity and capital resources are adequate to meet its cash requirements for the foreseeable future. Although there can be no assurance, the Company believes its investment in renovations and improved economic conditions will allow the Company’s cash from operations to meet its planned distributions.

In September 2006, the Company entered into an agreement to sell its Las Vegas, Nevada, Residence Inn. This hotel has been classified on the Consolidated Balance Sheet as “Hotels held for sale” as of September 30, 2006. The Company expects to complete this transaction in the first quarter of 2007. The proposed sale price is $65,000,000. Assuming the sale is completed, the Company will recognize a gain on the sale of approximately $51 million.

Equity

During 2003, the Company instituted a Unit Redemption Program to provide limited interim liquidity to the Company’s shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-serve basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the Units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the nine months ended September 30, 2006, the Company redeemed 699,596 Units in the amount of $7.0 million under the program. The Company currently plans to redeem units to the extent of proceeds received from the dividend reinvestment plan.

Effective February 20, 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. During the first nine months of 2006, approximately 704,410 Units were issued under the dividend reinvestment plan, representing $7.0 million in proceeds to the Company.

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

Subsequent Events

In October 2006, the Company declared and paid approximately $8.9 million, or $.21 per share, in a distribution to its common shareholders of record on September 27, 2006. Of this amount, approximately $2.5 million was reinvested through the Company’s dividend reinvestment plan totaling 248,384 Units.

In October 2006, the Company redeemed Units under its Unit Redemption Program in the approximate amount of $2.7 million, representing 271,110 Units of the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2006, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

With its initial offering the Company instituted a Unit Redemption Program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $10.00 per Unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Redemption of Units, when requested, will be made quarterly on a first-come, first-served basis. Funding for the redemption of Units will come from the proceeds the Company receives from the sale of Units under its dividend reinvestment plan. The following is a summary of redemptions during the third quarter of 2006:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
July 2006	245,707	$9.97	3,380,174	(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to Amendment No.1 to Registration Statement on Form S-4 filed on December 19, 2002 filed by Apple Hospitality Two, Inc.; SEC File No. 333-101194).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3.2 to Form 10-Q filed on August 4, 2005; SEC File No. 000-49748).

10.43	Hotel Purchase and Sale Agreement dated September 27, 2006, by and between AHT Residence Inn II Limited Partnership and MRC I Funding Corporation (FILED HEREWITH).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE HOSPITALITY TWO, INC.

By:	/s/ Glade M. Knight	Date: November 2, 2006
Glade M. Knight,
Chairman of the Board, Chief Executive Officer

By:	/s/ Bryan Peery	Date: November 2, 2006
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)