Form 10-K
period 2006-12-31
APPLE HOSPITALITY TWO INC
filed 2007-03-08
CIK 1132747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 2006

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

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is currently no established public market in which the Company’s common shares are traded. Based upon the offering price of Apple Hospitality Two, Inc.’s shares, which was $10 on June 30, 2006, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $379,811,323. The Company does not have any non-voting common equity.

The number of common shares outstanding on March 1, 2007 was 40,424,274.

APPLE HOSPITALITY TWO, INC.

FORM 10-K

This Form 10-K includes references to certain trademarks or service marks. Residence Inn by Marriott® is the property of Marriott International, Inc. (“Marriott”). The Homewood Suites by Hilton® trademark is the property of Hilton Hotels Corporation (“Hilton”). For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple Hospitality Two, Inc. (“the Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A.

Item 1. Business

Apple Hospitality Two, Inc., a Virginia corporation, was formed on January 17, 2001, with the first investor closing on May 1, 2001. The Company merged with Apple Suites, Inc. on January 31, 2003 and results of Apple Suites operations are included in the Company’s results from February 1, 2003.

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

Website Access

The address of the Company’s Internet website is www.applehospitality.com. The Company makes available free of charge, through its Internet website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

Business Objectives

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

The Company believes that completed and planned renovation and redevelopment activities as well as market penetration will increase revenue per available room (“RevPAR”) at its hotels. As required by its various management agreements, the Company is committed to funding a percentage of gross revenue per month for certain capital expenditures for periodic replacement or refurbishment of furniture, fixtures and equipment. The Company has approximately $530,000 held in escrow for future furniture, fixture and equipment purchases at December 31, 2006. In 2006 six major renovations were completed and six others were started and should be completed in the first quarter of 2007. Total capital expenditures in 2006 were approximately $26.6 million. The Company continues to selectively renovate hotels as the return on investment warrants.

The Company continuously monitors its portfolio and will, where appropriate, selectively acquire or dispose of properties based on specific market conditions. In the first quarter of 2006 the Company completed the sale of two of its Residence Inn properties. In September 2006, the Company entered into a contract to sell its Las Vegas Residence Inn property for a gross sale price of $65 million. This transaction should be completed in the first quarter of 2007. Assuming the sale is completed, the Company will recognize a gain on sale of approximately $51 million and will be required to defease the debt secured by the property. The outstanding debt balance was $20.3 million at December 31, 2006.

Financing

Substantially all of the Company’s hotels are encumbered by mortgage debt. The Company’s bylaws require board of director approval for debt above certain levels. Debt levels are reviewed quarterly by the board to ensure reasonableness in relation to the Company’s assets. In January 2007, to fund the renovations completed in the first quarter of 2007, the Company increased its line of credit by $10 million to $25 million. Although there can be no assurance about the need for additional debt, it is anticipated that cash from operations and the Company’s existing revolving lines of credit will meet substantially all of the Company’s cash requirements.

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

Hotel Operating Performance

The Company owns 47 Residence Inn by Marriott hotels, consisting of 5,768 guestrooms, and 17 Homewood Suites by Hilton hotels, consisting of 1,922 guestrooms. In September 2006 the Company contracted to sell the Las Vegas Residence Inn by Marriott hotel, consisting of 192 guestrooms. The results of this hotel have been classified as discontinued operations. Total hotel revenue for the hotels in continuing operations totaled $232.2 million, $218.3 million and $203.6 million for the years ended December 31, 2006, 2005 and 2004. For those same periods, the hotels achieved average occupancy of 77%, 78% and 77%, ADR of $108, $100 and $95 and RevPAR of $82, $78 and $72. The overall increase in RevPAR reflects the overall improvement in the hospitality industry. Demand continues to exceed supply in most of the Company’s markets.

Franchise and Management Agreements

Residence Inn Hotels

The Company’s Residence Inn hotels are subject to management agreements under which Residence Inn by Marriott, Inc. (the “Manager”) manages the hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of the Manager of up to an additional 50 years. The agreements generally provide for payment of base management fees, which are calculated annually as a percentage of sales, and incentive management fees over a priority return (as defined in the management agreements). Incentive management fees (“IMF”) are currently payable only if and to the extent there is sufficient cash flow from the hotels after consideration of qualifying debt service and after consideration to a priority return on investment, including property improvements. Amounts not currently payable are deferred and are payable in future years only if and to the extent there is sufficient cash flow from future operations or upon sale or refinancing of the hotels after consideration to a priority return to the Company (as defined in the management agreements), which is generally 12%. In the event of early termination of the management agreements, the Manager will receive additional fees based on the unexpired term and expected future base and incentive management fees. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. Marriott also charges system fees to operate as a Residence Inn by Marriott and for the right to use its brand services including its reservation system.

Homewood Suites Hotels

The Company’s 17 Homewood Suites hotels are managed by Hilton or one of its affiliates under the terms of separate management agreements, as part of the Homewood Suites by Hilton franchise. The initial term is generally 15 years with no option to renew; however, two hotel properties in this portfolio have renewal options of two five year periods each. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. Hilton charges fees for this function, which are calculated as a percentage of revenue. Incentive management fees are calculated, for certain properties, on the basis of operating profit of the hotels. Hilton also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites by Hilton and to participate in its reservation system.

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations could be different if these transactions were conducted with non-related parties.

The Company, through a wholly owned subsidiary, has an advisory agreement with Apple Hospitality Five Advisors, Inc., (“AFA”), whereby the Company receives advisory fee revenue equal to 0.1% to 0.25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for Company personnel performing advisory and administrative functions for Apple Hospitality Five, Inc. AFA is 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.

The Company also provides support services to Apple Suites Realty Group, Inc. (“ASRG”), Apple Six Advisors, Inc. (“A6A”), Apple REIT Six, Inc., Apple Seven Advisors, Inc. (“A7A”) and Apple REIT Seven, Inc. A6A provides day to day advisory and administrative functions for Apple REIT Six, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. ASRG, A6A and A7A are 100% owned by Mr. Knight. ASRG provides real estate brokerage services to Apple Hospitality Five, Inc., Apple REIT Six, Inc. and Apple REIT Seven, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. Mr. Knight is Chairman and Chief Executive Officer of Apple Hospitality Five, Inc., Apple REIT Six, Inc. and Apple REIT Seven, Inc. Additionally, the Company’s Board of Directors has members that are also on the Board of Directors of Apple Hospitality Five, Inc., Apple REIT Six, Inc. or Apple REIT Seven, Inc.

Employees

During 2006, all employees involved in the day-to-day operation of the Company’s hotels were employed by the management companies engaged pursuant to the hotel management agreements. At December 31, 2006, the Company had 32 employees.

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

Potential Merger

In February 2007, the Company entered into a definitive merger agreement to be acquired by an affiliate of ING Clarion Partners, LLC (“ING”). This agreement is subject to shareholder approval and a 60 day inspection period during which ING has the right to review all of the Company’s books and records, title, environmental, engineering and other matters and to terminate the merger agreement. Under the merger agreement, ING will acquire all of the outstanding shares of the Company for an aggregate purchase price of $467.4 million (or approximately $11.20 per share). The Company’s dividend reinvestment and share redemption programs were suspended upon the signing of the merger agreement. The merger agreement is also subject to customary closing conditions. There can be no assurance that the merger agreement will not be terminated or that a merger will occur. If the closing conditions are satisfied, it is anticipated that the merger could close during the second quarter of 2007.

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

The Company’s hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

•	increases in supply of hotel rooms that exceed increases in demand;

•	increases in energy costs and other travel expenses that reduce business and leisure travel;

•	reduced business and leisure travel due to continued geo-political uncertainty, including terrorism;

•	adverse effects of declines in general and local economic activity; and

•	adverse effects of a downturn in the hotel industry.

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

The hotel industry is seasonal.

The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result of the seasonality of the hotel industry, there may be quarterly fluctuations in results of operations. As a result, the Company may need to enter into short-term borrowing in certain periods in order to offset these fluctuations in revenues and to make distributions to shareholders.

There may be operational limitations associated with management and franchise agreements affecting the Company’s properties and these limitations may prevent the Company from using these properties to its best advantage for the Company’s shareholders.

Apple Hospitality Management, Inc. and Apple Suites Management, Inc., the Company’s wholly-owned taxable REIT subsidiaries (or their subsidiaries), operate all of the properties pursuant to franchise or license agreements with nationally recognized hotel brands. These franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the Company’s properties in order to maintain uniformity within the franchisor system. The Company does not know whether those limitations may conflict with its ability to create specific business plans tailored to each property and to each market.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2006, the Company owned 47 Residence Inn by Marriott hotels comprised of 5,768 guestrooms and 17 Homewood Suites by Hilton hotels comprised of 1,922 guestrooms for a total of 64 hotels comprised of 7,690 guestrooms. The hotels are located in various states. The Las Vegas Residence Inn hotel, comprised of 192 guestrooms, is reported as held for sale and is excluded from the following table which shows the location of each hotel, the date of construction, the date acquired, encumbrances, initial acquisition cost, gross carrying value and the number of guestrooms.

Real Estate and Accumulated Depreciation

As of December 31, 2006

(Dollars in thousands)

City	State	Encumbrances	Initial Cost		Subsequently Capitalized Bldg. Imp. & FF&E	Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Guestrooms
			Land	Bldg./FF&E
Akron	Ohio	$5,373	$597	$3,665	$2,437	$6,699	$(1,511)	1987	August 2002	3 – 39 yrs.	112
Arcadia	California	14,613	2,284	6,380	2,178	10,842	(1,853)	1989	August 2002	3 – 39 yrs.	120
Atlanta	Georgia	3,908	1,757	10,360	1,419	13,536	(2,216)	1990	September 2001	3 – 39 yrs.	126
Atlanta/Buckhead	Georgia	825	4,568	9,087	425	14,080	(1,762)	1997	January 2003	3 – 39 yrs.	92
Atlanta/Cumberland	Georgia	4,606	2,202	8,618	1,364	12,184	(1,610)	1990	January 2003	3 – 39 yrs.	124
Atlanta/Peachtree	Georgia	2,579	953	3,629	862	5,444	(924)	1990	January 2003	3 – 39 yrs.	92
Bakersfield	California	3,474	1,870	7,567	1,473	10,910	(1,904)	1990	September 2001	3 – 39 yrs.	114
Baltimore	Maryland	8,291	1,601	15,553	1,283	18,437	(2,400)	1998	January 2003	3 – 39 yrs.	147
Birmingham	Alabama	5,484	1,227	4,349	2,417	7,993	(1,462)	1986	August 2002	3 – 39 yrs.	128
Boca Raton	Florida	3,690	1,360	3,871	2,738	7,969	(865)	1988	August 2002	3 – 39 yrs.	120
Boston	Massachusetts	6,080	4,707	12,730	2,042	19,479	(2,831)	1989	September 2001	3 – 39 yrs.	130
Boston	Massachusetts	4,546	1,193	4,774	2,306	8,273	(1,624)	1989	August 2002	3 – 39 yrs.	96
Boulder	Colorado	9,861	3,428	12,532	791	16,751	(1,906)	1991	January 2003	3 – 39 yrs.	112
Boulder	Colorado	5,625	1,179	8,538	3,685	13,402	(2,720)	1986	March 2002	3 – 39 yrs.	128
Buckhead	Georgia	4,781	3,231	4,267	2,526	10,024	(1,650)	1987	March 2002	3 – 39 yrs.	136
Chesterfield	Missouri	2,625	1,148	3,480	2,438	7,066	(1,170)	1986	March 2002	3 – 39 yrs.	104
Cincinatti	Ohio	4,343	1,573	5,472	1,446	8,491	(1,237)	1990	September 2001	3 – 39 yrs.	118
Clearwater	Florida	5,527	2,687	8,108	1,178	11,973	(1,411)	1998	January 2003	3 – 39 yrs.	112
Clearwater	Florida	3,484	1,759	3,266	2,063	7,088	(1,179)	1986	August 2002	3 – 39 yrs.	88
Columbia	South Carolina	4,310	475	5,732	2,496	8,703	(1,864)	1988	August 2002	3 -39 yrs.	128
Columbus North	Ohio	1,641	641	3,527	576	4,744	(819)	1985	March 2002	3 – 39 yrs.	96
Concord	California	5,645	4,937	16,804	1,407	23,148	(3,233)	1989	September 2001	3 – 39 yrs.	126
Costa Mesa	California	7,032	3,773	6,825	3,323	13,921	(2,050)	1986	March 2002	3 – 39 yrs.	144
Cumberland	Georgia	2,813	1,938	3,622	2,139	7,699	(962)	1987	March 2002	3 – 39 yrs.	130
Dallas	Texas	4,777	1,397	8,271	2,829	12,497	(1,800)	1989	September 2001	3 – 39 yrs.	120
Dallas/Addison	Texas	5,067	2,059	8,511	984	11,554	(1,527)	1990	January 2003	3 – 39 yrs.	120
Dallas/Las Colinas	Texas	5,251	2,772	9,592	679	13,043	(1,620)	1990	January 2003	3 – 39 yrs.	136
Dallas/Plano	Texas	2,303	521	5,219	684	6,424	(1,108)	1997	January 2003	3 – 39 yrs.	99
Dayton North	Ohio	1,359	320	2,539	285	3,144	(502)	1987	March 2002	3 – 39 yrs.	64
Dayton South	Ohio	2,860	443	4,353	2,216	7,012	(1,579)	1985	March 2002	3 – 39 yrs.	96
Deerfield	Illinois	7,971	1,442	6,665	2,079	10,186	(1,897)	1989	August 2002	3 – 39 yrs.	128
Detroit	Michigan	2,303	508	4,543	632	5,683	(969)	1990	January 2003	3 – 39 yrs.	76
Dulles	Virginia	6,942	2,419	15,104	897	18,420	(1,831)	1998	January 2003	3 – 39 yrs.	109
Dunwoody	Georgia	2,578	1,988	4,725	1,019	7,732	(1,245)	1984	March 2002	3 – 39 yrs.	144

Real Estate and Accumulated Depreciation

As of December 31, 2006

(Dollars in thousands)

City	State	Encumbrances	Initial Cost		Subsequently Capitalized Bldg. Imp. & FF&E	Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Guestrooms
			Land	Bldg./FF&E
Greensboro	North Carolina	$4,797	$1,518	$5,211	$1,255	$7,984	$(967)	1987	August 2002	3 – 39 yrs.	128
Houston	Texas	4,343	960	8,903	1,566	11,429	(2,099)	1990	September 2001	3 – 39 yrs.	110
Irvine	California	12,547	2,904	6,049	2,306	11,259	(1,913)	1989	August 2002	3 – 39 yrs.	112
Jackson	Mississippi	2,764	897	8,271	550	9,718	(1,190)	1997	January 2003	3 – 39 yrs.	91
Jackson	Mississippi	3,306	786	4,125	2,357	7,268	(1,455)	1986	August 2002	3 – 39 yrs.	120
Jacksonville	Florida	4,797	566	4,001	2,800	7,367	(1,530)	1986	August 2002	3 – 39 yrs.	112
Kalamazoo	Michigan	3,875	1,313	3,896	1,545	6,754	(1,151)	1989	August 2002	3 – 39 yrs.	83
La Jolla	California	18,423	17,255	11,854	7,321	36,430	(4,927)	1986	March 2002	3 – 39 yrs.	288
Lombard	Illinois	5,063	1,166	5,740	1,898	8,804	(1,822)	1987	March 2002	3 – 39 yrs.	144
Long Beach	California	10,875	7,325	11,597	3,705	22,627	(2,114)	1987	March 2002	3 – 39 yrs.	216
Lubbock	Texas	2,460	410	2,754	1,488	4,652	(988)	1986	August 2002	3 – 39 yrs.	80
Memphis	Tennessee	2,495	2,038	4,755	1,019	7,812	(858)	1986	August 2002	3 – 39 yrs.	105
Meriden	Connecticut	3,908	—	9,092	1,045	10,137	(1,977)	1989	September 2001	3 – 39 yrs.	106
Montgomery	Alabama	2,171	965	5,025	916	6,906	(1,127)	1990	September 2001	3 – 39 yrs.	94
Pensacola	Florida	3,484	336	2,297	1,767	4,400	(1,592)	1985	August 2002	3 – 39 yrs.	64
Philadelphia	Pennsylvania	5,884	1,395	5,650	2,377	9,422	(1,747)	1988	August 2002	3 – 39 yrs.	88
Philadelphia/Malvern	Pennsylvania	825	—	16,285	444	16,729	(2,270)	1998	January 2003	3 – 39 yrs.	123
Placentia	California	7,528	3,397	4,663	2,168	10,228	(1,681)	1988	August 2002	3 – 39 yrs.	112
Portland	Oregon	4,431	3,095	7,705	382	11,182	(940)	1998	January 2003	3 – 39 yrs.	123
Redmond	Washington	18,768	6,777	27,736	1,587	36,100	(3,356)	1990	January 2003	3 – 39 yrs.	180
Richmond	Virginia	5,067	790	9,035	674	10,499	(1,532)	1998	January 2003	3 – 39 yrs.	123
Salt Lake City	Utah	2,303	377	5,142	421	5,940	(993)	1996	January 2003	3 – 39 yrs.	98
San Ramon	California	4,777	3,448	15,542	498	19,488	(2,607)	1989	September 2001	3 – 39 yrs.	106
Santa Fe	New Mexico	7,922	1,411	4,840	2,519	8,770	(1,031)	1986	August 2002	3 – 39 yrs.	120
Sharonville	Ohio	1,875	2,087	3,790	3,849	9,726	(2,194)	1985	March 2002	3 – 39 yrs.	144
Shreveport	Louisiana	3,985	298	2,503	1,151	3,952	(513)	1983	August 2002	3 – 39 yrs.	72
Southfield	Michigan	4,125	1,738	3,869	1,231	6,838	(1,235)	1987	March 2002	3 – 39 yrs.	144
St. Louis	Missouri	4,431	2,099	9,712	524	12,335	(1,138)	2000	January 2003	3 – 39 yrs.	145
St. Louis/Galleria	Missouri	6,141	1,970	5,554	3,347	10,871	(1,715)	1986	March 2002	3 – 39 yrs.	152
Corporate FF&E		—	—	144	49	193	(130)				152

Investment in hotels		$325,937	$132,278	$458,018	$110,075	$700,371	$(104,033)				7,498

Investment in hotels at December 31, 2006, consisted of the following (in thousands):

Land	$131,893
Building and improvements	500,652
Furniture, fixtures and equipment	67,826

Total	700,371
Less: accumulated depreciation	(104,033)

Investment in hotels, net	$596,338

For additional information about the Company’s properties, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares

There is currently no established public market in which the Company’s common shares are traded. The per share estimated market value is deemed to be the offering price of the shares, which is currently $10.00 per share. This is supported by the fact that the Company is currently selling shares to the public at a price of $10.00 per share through its Dividend Reinvestment Plan, and the Company is repurchasing shares at $10.00 per share from shareholders through its share redemption program. On December 31, 2006, there were approximately 10,750 beneficial shareholders of the Company’s common shares.

Distributions totaling $33.9 million, $33.4 million, and $37.6 million were paid to the common shareholders and Series C convertible shareholders during 2006, 2005 and 2004. Distributions were paid in an amount of $0.81, $0.80 and $.90 per share for the years ended December 31, 2006, 2005 and 2004. Currently the Company pays a distribution on a quarterly basis. For the first three quarterly distributions in 2006, the distribution was at a rate of $0.20 per share. In August 2006, the Board approved an increase from an annual rate of $0.80 per Unit outstanding to $0.85 per Unit outstanding effective with the distribution in October 2006. The timing and amounts of distributions to shareholders are within the discretion of the Company’s Board of Directors. Future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions and other factors such as working capital and capital expenditure requirements, as well as requirements under federal income tax provisions for qualification as a REIT.

Non-Employee Directors Stock Option Plan and Incentive Plan

The Company’s board of directors has adopted and the Company’s shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan convert to Units. Each Unit is equal to one common share and one Series A Preferred share of the Company. As of December 31, 2006, there were 202,402 options outstanding. The following is a summary of securities issued under the plans as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders
Non-Employee Directors Stock Option Plan	202,402	$9.84	328,599
Employee Incentive Plan	—	$—	1,261,252

Dividend Reinvestment Plan

During the first quarter of 2004, the Company instituted a dividend reinvestment plan. The purpose of the plan is to provide the Company’s shareholders with a convenient and inexpensive way to increase their investment in the Company by reinvesting their dividends to purchase additional Units. As of December 31, 2006, 2.6 million Units have been issued under the dividend reinvestment plan, representing $25.7 million in proceeds to the Company. In conjunction with the Company signing a definitive merger agreement in February 2007 for the Company to be acquired, the Company suspended its dividend reinvestment plan (see subsequent events to the Company’s financial statements in Item 8.).

Share Redemption Program

The Company has instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $10.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the share redemption program. Redemption of units, when requested, will be made quarterly on a first-come, first-served basis. Prior to the implementation of the Dividend Reinvestment Plan in the first quarter of 2004, the redemptions were funded as part of the Company’s Additional Share Option Plan. Funding for the redemption of Units will come from the proceeds the Company receives from the sale of Units under its dividend reinvestment plan. For the year ended December 31, 2006, the Company redeemed approximately $9.7 million, representing approximately 970,707 Units. As of December 31, 2006, the Company has redeemed $36.3 million representing 3.7 million Units. In conjunction with the Company signing a definitive merger agreement in February 2007 for the Company to be acquired, the Company suspended its share redemption program (see subsequent events to the Company’s financial statements in Item 8.). The following is a summary of redemptions during the fourth quarter of 2006:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2006	271,110	$9.93	3,651,284	(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

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

Item 6. Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. Certain data has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operation, and Item 15, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

(in thousands except per share and statistical data)	For the year ended December 31, 2006	For the year ended December 31, 2005	For the year ended December 31, 2004	For the year ended December 31, 2003	For the year ended December 31, 2002
Revenues:
Suite revenue	$225,943	$213,077	$198,046	$180,573	$100,096
Other revenue	6,305	5,218	5,602	5,836	3,162
Reimbursed expenses	3,225	2,076	649	—	—

Total revenue	235,473	220,371	204,297	186,409	103,258

Expenses:
Hotel operating expenses	135,578	130,343	122,413	113,645	57,262
Taxes, insurance and other	14,613	13,531	14,619	12,468	6,418
Reimbursed expenses	3,225	2,076	649	—	—
General and administrative	2,481	2,026	2,505	1,945	1,943
Transaction advisory fees	437	322	—	—	—
Depreciation	27,796	25,415	24,068	18,747	7,335
Merger costs	—	—	—	15,914	—
Debt extinguishment costs	—	—	8,803	—	—
Interest and other expenses, net	24,662	25,723	25,442	22,881	12,109

Total expenses	208,792	199,436	198,499	185,600	85,067
Income from continuing operations	26,681	20,935	5,798	809	18,191
Discontinued operations (a)	1,914	(2,063)	651	688	676

Net income	$28,595	$18,872	$6,449	$1,497	$18,867

Per Share
From continuing operations - basic and diluted	$0.64	$0.50	$0.14	$0.02	$0.84
From discontinued operations - basic and diluted	$0.05	$(0.05)	$0.01	$0.02	$0.03

Earnings per common share - basic and diluted	$0.69	$0.45	$0.15	$0.04	$0.87

Distributions paid to common shareholders	$0.81	$0.80	$0.90	$1.50	$1.00
Weighted-average common shares outstanding - basic and diluted	41,719	41,717	41,728	41,421	21,557

Balance Sheet Data (at end of period)
Cash and cash equivalents	$294	$415	$13,118	$17,296	$125,522
Investment in hotels, net	$596,338	$597,437	$614,392	$616,618	$365,251
Total assets	$622,693	$638,176	$664,604	$692,113	$557,754
Notes payable-secured	$349,532	$359,752	$372,762	$362,763	$269,297
Shareholders’ equity	$255,870	$261,357	$275,738	$308,920	$262,982

Other Data
Cash flow from:
Operating activities	$56,079	$46,819	$20,367	$35,923	$24,003
Investing activities	$(12,672)	$(13,970)	$(2,239)	$(71,682)	$(28,257)
Financing activities	$(43,528)	$(45,552)	$(22,306)	$(72,467)	$114,307
Number of hotels owned at end of period (b)	64	66	66	66	48

(a) Discontinued operations includes a loss of $3,364 on assets held for sale at December 31, 2005.

(b) Includes hotels held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such Statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this annual report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and included in Item 1A. of this report.

Overview

The Company is a real estate investment trust (“REIT”) that owns upscale, extended-stay hotels. The Company was formed on January 17, 2001, with the first investor closing commencing on May 1, 2001. At December 31, 2006, the Company owned 64 hotels within different markets in the United States. The hotels were acquired in five portfolios; 10 hotels were acquired in September 2001, 15 were acquired in March 2002, 21 were acquired in August 2002, one was acquired in January 2003, and 17 were acquired on January 31, 2003. The performance of the Company’s hotels can be influenced by many factors, including local hotel competition, local and national economic conditions and the performance of the individual managers assigned to its hotels. In evaluating financial condition and operating performance, the Company focuses on revenue measurements such as occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) and expenses such as hotel operating expenses, general and administrative expenses and other expenses described below. During 2006 the Company experienced improvement in its financial results primarily due to the overall hospitality industry improvement. The Company continually monitors the profitability of its properties and attempts to maximize shareholder value by timely disposal of properties. In the first quarter of 2006, the Company completed the sale of two of its Residence Inn hotels that were held for sale at the end of December 31, 2005. In the third quarter of 2006, the Company entered into an agreement to sell its Las Vegas, Nevada, Residence Inn. The proposed sale price is $65.0 million, and assuming the sale is completed, the Company will recognize a gain on sale of approximately $51 million and will be required to defease the associated debt secured by the property.

Results from Continuing Operations for Years 2006 and 2005

	Years ended December 31, 2006 and 2005
(in thousands, except statistical information)	2006	Percentage of hotel revenue	2005	Percentage of hotel revenue	Percent change
Total hotel revenues	$232,248	100%	$218,295	100%	6%
Hotel operating expenses	135,578	58%	130,343	60%	4%
Taxes, insurance and other expense	14,613	6%	13,531	6%	8%
General and administrative	2,481	1%	2,026	1%	22%
Depreciation	27,796		25,415		9%
Interest expense, net	24,662		25,723		-4%
ADR	$108		$100		8%
Occupancy	77%		78%		-1%
RevPAR	$82		$78		5%

Hotels Owned

At December 31, 2006 the Company owned 64 hotels, with a total of 7,690 guestrooms. Of the Company’s 64 hotels, 47 are Residence Inn by Marriott properties consisting of 5,768 guestrooms, and 17 are Homewood Suites by Hilton properties consisting of 1,922 guestrooms. The Las Vegas Residence Inn is reported as held for sale and is excluded from the following table which shows the location of each hotel, the date acquired, and the number of guestrooms of each hotel.

City	State	Franchise/Brand	Date Acquired	# of Guestrooms
Birmingham	Alabama	Residence Inn	August-02	128
Montgomery	Alabama	Residence Inn	September-01	94
Arcadia	California	Residence Inn	August-02	120
Bakersfield	California	Residence Inn	September-01	114
Concord	California	Residence Inn	September-01	126
Costa Mesa	California	Residence Inn	March-02	144
Irvine	California	Residence Inn	August-02	112
La Jolla	California	Residence Inn	March-02	288
Long Beach	California	Residence Inn	March-02	216
Placentia	California	Residence Inn	August-02	112
San Ramon	California	Residence Inn	September-01	106
Boulder	Colorado	Homewood Suites	January-03	112
Boulder	Colorado	Residence Inn	March-02	128
Meriden	Connecticut	Residence Inn	September-01	106
Clearwater	Florida	Homewood Suites	January-03	112
Boca Raton	Florida	Residence Inn	August-02	120
Clearwater	Florida	Residence Inn	August-02	88
Jacksonville	Florida	Residence Inn	August-02	112
Pensacola	Florida	Residence Inn	August-02	64
Atlanta Airport	Georgia	Residence Inn	September-01	126
Atlanta/Buckhead	Georgia	Residence Inn	March-02	136
Atlanta/Buckhead	Georgia	Homewood Suites	January-03	92
Atlanta/Cumberland	Georgia	Residence Inn	March-02	130
Atlanta/Cumberland	Georgia	Homewood Suites	January-03	124
Atlanta/Peachtree	Georgia	Homewood Suites	January-03	92
Dunwoody	Georgia	Residence Inn	March-02	144
Deerfield	Illinois	Residence Inn	August-02	128
Lombard	Illinois	Residence Inn	March-02	144
Shreveport	Louisiana	Residence Inn	August-02	72
Baltimore	Maryland	Homewood Suites	January-03	147
Boston	Massachusetts	Residence Inn	August-02	96
Boston	Massachusetts	Residence Inn	September-01	130
Detroit	Michigan	Homewood Suites	January-03	76
Kalamazoo	Michigan	Residence Inn	August-02	83
Southfield	Michigan	Residence Inn	March-02	144
Jackson	Mississippi	Homewood Suites	January-03	91
Jackson	Mississippi	Residence Inn	August-02	120
Chesterfield	Missouri	Residence Inn	March-02	104
St. Louis	Missouri	Homewood Suites	January-03	145
St. Louis/Galleria	Missouri	Residence Inn	March-02	152
Santa Fe	New Mexico	Residence Inn	August-02	120
Greensboro	North Carolina	Residence Inn	August-02	128
Akron	Ohio	Residence Inn	August-02	112

City	State	Franchise/Brand	Date Acquired	# of Guestrooms
Cincinnati	Ohio	Residence Inn	September-01	118
Columbus North	Ohio	Residence Inn	March-02	96
Dayton North	Ohio	Residence Inn	March-02	64
Dayton South	Ohio	Residence Inn	March-02	96
Sharonville	Ohio	Residence Inn	March-02	144
Portland	Oregon	Homewood Suites	January-03	123
Philadelphia/Malvern	Pennsylvania	Homewood Suites	January-03	123
Philadelphia	Pennsylvania	Residence Inn	August-02	88
Columbia	South Carolina	Residence Inn	August-02	128
Memphis	Tennessee	Residence Inn	August-02	105
Dallas/Addison	Texas	Homewood Suites	January-03	120
Dallas/Las Colinas	Texas	Homewood Suites	January-03	136
Dallas/Plano	Texas	Homewood Suites	January-03	99
Dallas	Texas	Residence Inn	September-01	120
Houston	Texas	Residence Inn	September-01	110
Lubbock	Texas	Residence Inn	August-02	80
Salt Lake City	Utah	Homewood Suites	January-03	98
Richmond	Virginia	Homewood Suites	January-03	123
Herndon	Virginia	Homewood Suites	January-03	109
Redmond	Washington	Residence Inn	January-03	180

				7,498

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

Incentive fees are payable on a portfolio by portfolio basis for Residence Inn properties. The Company has three portfolios of multiple hotels (Res I, Res II and Res III) plus one stand-alone hotel. Each of these portfolios has separate management agreements which are subject to this calculation. The Company records incentive management fee exposure when it is considered probable that these fees will be paid which is generally when they become payable. For the years ended December 31, 2006 and 2005, the Company incurred and paid incentive management fees of $2.8 million and $1.3 million.

The following table summarizes deferred incentive management fees (DIMF) under these management agreements (dollars in millions).

	DIMF Assumed	IMF Accumulated Post- Acquisition	Total IMF	Post-acquisition IMF Paid	Total DIMF	Amount accrued in Consolidated Balance Sheet
Res I	$6.7	$12.2	$18.9	$3.2	$15.7	$0.0
Res II	7.0	9.5	16.5	0.0	16.5	0.0
Res III	0.0	1.8	1.8	0.5	1.3	0.7
Redmond	0.0	1.7	1.7	1.7	0.0	0.0

Total	$13.7	$25.2	$38.9	$5.4	$33.5	$0.7

No amounts of DIMF were recorded upon the acquisition of Res I and Res II as the fair value of these amounts were not readily determinable and payment was not considered probable.

In addition to the base management and incentive management fees required by the management agreements, the Company is also required to pay certain shared services which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Shared services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, public relations and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries. For the years ended December 31, 2006 and 2005, total fees incurred under the Marriott agreements were $19.9 million and $19.1 million, or 10.9% of revenue provided by the Marriott managed properties.

Homewood Suites Hotels

The Company’s 17 Homewood Suites hotels are managed by Hilton or one of its affiliates under the terms of separate management agreements, as part of the Homewood Suites by Hilton franchise. The initial term is generally 15 years with no option to renew; however, two hotel properties in this portfolio have renewal options of two five year periods each. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. Hilton charges fees for this function, which are calculated as a percentage of revenue. Incentive management fees are calculated, for certain properties, on the basis of operating profit of the hotels. No incentive management fees were earned in 2006 or 2005. Hilton also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites by Hilton and to participate in its reservation system. For the years ended December 31, 2006 and 2005, total expenses for franchise fees, management fees, advertising expenses and other reimbursable services were $6.7 million and $6.2 million, or 12.0% and 11.9% of revenue, provided by the Hilton managed properties for each of those years.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length and the results of the Company’s operations could be different if these transactions were conducted with non-related parties.

The Company, through a wholly owned subsidiary, has an advisory agreement with Apple Hospitality Five Advisors, Inc., (“AFA”), whereby the Company receives advisory fee revenue equal to 0.1% to 0.25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for Company personnel performing advisory and administrative functions for Apple Hospitality Five, Inc. AFA is 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. For the years ended December 31, 2006 and 2005 the Company earned and received advisory fee revenue of approximately $1.2 million and $0.7 million. These amounts are included in other revenue.

The Company also provides support services to Apple Suites Realty Group, Inc. (“ASRG”), Apple Six Advisors, Inc. (“A6A”), Apple REIT Six, Inc., Apple Seven Advisors, Inc. (“A7A”) and Apple REIT Seven, Inc. A6A provides day to day advisory and administrative functions for Apple REIT Six, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. ASRG, A6A and A7A are 100% owned by Mr. Knight. ASRG provides real estate brokerage services to Apple Hospitality Five, Inc., Apple REIT Six, Inc. and Apple REIT Seven, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the years ended December 31, 2006 and 2005, the Company received reimbursement of its costs totaling approximately $3.2 million and $2.1 million. Mr. Knight is Chairman and Chief Executive Officer of Apple Hospitality Five, Inc., Apple REIT Six, Inc. and Apple REIT Seven, Inc. Additionally, the Company’s Board of Directors has members that are also on the Board of Directors of Apple Hospitality Five, Inc., Apple REIT Six, Inc. or Apple REIT Seven, Inc.

During the second quarter of 2006, the Company sold its former corporate office building to Mr. Knight for approximately $600,000. In lieu of a cash payment from Mr. Knight, the outstanding balance of the unsecured note the Company has with Mr. Knight was reduced by the purchase price. At December 31, 2006, the remaining balance of the note was $3.9 million.

Results of Operations for Years 2006 and 2005

During 2006, the Company experienced improvements in continuing operations as compared to the prior year. Better economic conditions in many of its markets led to an increase in RevPAR by 5% over the prior year. The Company anticipates continued improvement in 2007. However, as the Company will continue to selectively renovate hotels and since general economic conditions can not be projected, there can be no assurance that the improvements will continue.

Revenues

The Company’s principal source of revenue is hotel suites revenue and related other revenue. For the years ended December 31, 2006 and 2005 the Company had total hotel revenue from continuing operations of $232.2 million and $218.3 million. For the years ended December 31, 2006 and 2005, the hotels achieved average occupancy of 77% and 78%, ADR of $108 and $100 and RevPAR of $82 and $78. ADR, or average daily rate, is calculated as room revenue divided by number of rooms sold, and RevPAR, or revenue per available room, is calculated as occupancy multiplied by ADR. The improvement in 2006 is due to an overall improvement in the hospitality industry. Demand continues to exceed supply in most of the Company’s markets, allowing the Company to increase its room rates without reducing occupancy. As the Company continues to aggressively manage its room rates to maximize revenue, it is not anticipated that average occupancy will rise significantly from its current level.

Expenses

The Company’s hotel operating expenses from continuing operations totaled $135.6 million and $130.3 million or 58% of hotel revenue for the year ended December 31, 2006 and 60% of hotel revenue for 2005. The decrease as a percentage of hotel suites revenue was due primarily to the improved ADR.

Taxes, insurance and other expense from continuing operations for the years ended December 31, 2006 and 2005 was $14.6 million and $13.5 million or 6% of hotel revenue in both years. The Company continues to experience increases in property tax assessments and property insurance rates; however, to date they have increased at a rate similar to the increase in hotel revenues.

The Company’s general and administrative expenses for the years ended December 31, 2006 and 2005 were $2.5 million and $2.0 million or 1% of revenue in both years. The principal components of general and administrative expenses are legal, accounting, financial reporting expenses and employee costs.

In 2005 the Company engaged UBS Investment Bank to assist in reviewing and evaluating various strategic alternatives for the Company. Those alternatives include a possible sale of the Company, merger or listing. In connection with these activities, the Company incurred $437,000 and $322,000 in expenses in 2006 and 2005. In February 2007, the Company entered into a definitive merger agreement to be acquired by an affiliate of ING Clarion Partners, LLC. Additional information on this pending transaction is under the heading Subsequent Events in this section.

Depreciation expense from continuing operations for the years ended December 31, 2006 and 2005 was $27.8 million and $25.4 million. Depreciation expense represents expense of the Company’s 63 continuing hotels and related personal property, as well as renovations. The increase in depreciation is due to the six major renovations the Company has completed in the past year.

Interest expense, net, was $24.7 million and $25.7 million for the years ended December 31, 2006 and 2005. In 2006 the Company capitalized interest of $698,000 associated with its renovation program, while in 2005 the Company only capitalized $184,000 due to less rooms out of service for renovation.

Results of Operations for Years 2005 and 2004

During 2005, the Company experienced improvements in continuing operations as compared to the prior year. Better economic conditions in many of its markets and completion of hotel renovations in 2004 led to an increase in RevPAR by 8% over the prior year. The Company anticipates continued improvement in 2006. However, as the Company will continue to selectively renovate hotels and since general economic conditions can not be projected, there can be no assurance that the improvements will continue.

Revenues

The Company’s principal source of revenue is hotel suites revenue and related other revenue. For the years ended December 31, 2005 and 2004 the Company had total hotel revenue from continuing operations of $218.3 million and $203.6 million. For the years ended December 31, 2005 and 2004, the hotels achieved average occupancy of 78% and 77%, ADR of $100 and $95 and RevPAR of $78 and $72. ADR, or average daily rate, is calculated as room revenue divided by number of rooms sold, and RevPAR, or revenue per available room, is calculated as occupancy multiplied by ADR. The increase in RevPAR is a result of overall improvement in the hospitality industry and completion of the renovation of 26 hotels during 2004. During the renovation program, suites were taken out of service. The Company will continue to focus on maximizing revenue through increased room rates, as it is not anticipated that occupancy will increase from its current level.

Expenses

The Company’s hotel operating expenses from continuing operations totaled $130.3 million and $122.4 million or 60% of revenue for the years ended December 31, 2005 and 2004. Operational efficiencies from increased revenue were offset by incentive fees earned by the managers for improved financial results.

Taxes, insurance and other expense from continuing operations for the years ended December 31, 2005 and 2004 was $13.5 million or 6% of revenue and $14.6 million or 7% of revenue. The decrease is due to lower insurance rates and property tax assessments negotiated by the Company. The Company will continue to aggressively manage these areas; however, continued reductions are not anticipated due to increased insurance rates from the Company’s carriers related to their losses in 2005. Also, there is greater potential for aggressive real estate tax assessments, and thus greater real estate tax expenses, from local municipalities as real estate values increase across the country.

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

Depreciation expense from continuing operations for the years ended December 31, 2005 and 2004 was $25.4 million and $24.1 million. Depreciation expense represents expense of the Company’s 63 continuing hotels and related personal property, as well as renovations. The increase in depreciation is due to the Company’s major renovation project in 2003 and 2004.

Interest expense was $25.7 million and $25.4 million for the years ended December 31, 2005 and 2004. In 2004 the Company capitalized interest of $496,000 associated with its renovation program, while in 2005 the Company only capitalized $184,000 due to less rooms out of service for renovation.

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

Liquidity and Capital Resources

		Amount of Commitment expiring per period
Commercial Commitments (000’s)	Totals	Less than 1 year	2-3 years	4-5 years	Over 5 years
Total Debt Commitments (including approximately $150 million in interest)	$496,130	$35,718	$68,136	$168,743	$223,533
Note payable-related party	3,855	3,855	—	—	—

Total Commercial Commitments	$499,985	$39,573	$68,136	$168,743	$223,533

Capital Resources and Requirements

Cash and cash equivalents totaled $0.3 million at December 31, 2006 and $0.4 million at December 31, 2005. The Company plans to use this cash to pay debt service and general corporate expenses. The cash flow generated from the properties owned is the Company’s principal source of liquidity. In addition, the Company had approximately $13 million available under its revolving line of credit at December 31, 2006. The Company increased its line of credit in February 2007 to provide an additional $10 million of available credit.

The Company’s distribution policy is at the discretion of the Board of Directors and depends on several factors. For all of 2005 and for the first three quarters of 2006, the annual distribution rate was $0.80. Effective for the distribution in October 2006, the annual distribution rate was increased to $0.85, or $0.21 per quarter. The Company’s distributions are paid quarterly.

The Company has ongoing capital commitments to fund its capital improvements. The Company is required, under all management agreements with the Manager, to make available for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of at least 5% of gross revenues provided that such amount may be used for its capital expenditures with respect to the hotels.

As a result of the Company’s renovation program, the Company funded approximately $8.0 million in capital improvements in addition to the 5% requirement in 2006. During the years ended December 31, 2006 and 2005, the Company capitalized approximately $26.6 million and $10.5 million, in capital improvements to the properties. Of the amount capitalized during the year ended December 31, 2006, approximately $18 million related to the Company’s renovation of 12 hotels and approximately $8.6 million, related to the Company’s normal furniture, fixtures and equipment expenditures. It is anticipated cash from available credit facilities and income from operations will be used to fund the Company’s ongoing debt service and capital improvement projects. Distributions to shareholders will depend on income from operations. As a result there can be no assurance that income from operations will be sufficient to fund distributions at historic levels or that distributions will not include a return of capital.

Effective February 20, 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. Pending a possible merger transaction of the Company, the dividend reinvestment plan was suspended in February 2007. As of December 31, 2006, approximately 2.6 million Units were issued under the dividend reinvestment plan representing proceeds to the Company of approximately $25.7 million, under this plan.

During 2003, the Company instituted a Unit Redemption Program to provide limited interim liquidity to the Company’s shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-serve basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the Units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the years ended December 31, 2006 and 2005, the Company redeemed 970,707 and 928,576 Units in the amounts of $9.7 million and $9.3 million. As of December 31, 2006, the Company has redeemed $36.3 million representing 3.7 million Units. The Company currently intends to redeem shares to the extent of proceeds received from the dividend reinvestment plan. However, pending a possible merger transaction of the Company, the Unit Redemption Program was suspended in February 2007.

During 2004, the Company entered into a short-term credit facility. The short-term credit facility was refinanced in April 2005, changing it to a two-year $15 million revolving line of credit. This revolving line of credit is secured by two properties and bears interest at LIBOR (5.322% at December 31, 2006) plus 2.5% per year. At December 31, 2006 the outstanding balance on the revolving line of credit was $1.7 million. In February 2007 the Company increased this facility to a $25 million revolving line of credit and extended its term to May 31, 2007. The Company anticipates using the proceeds from the sale of its Las Vegas Residence Inn to extinguish this line.

The Company believes its liquidity and capital resources are adequate to meet its cash requirements for the foreseeable future. Although there can be no assurance, the Company believes its investment in renovations and improved economic conditions will allow the Company’s cash from operations to meet its planned distributions.

Subsequent Events

In February 2007, the Company entered into a definitive merger agreement to be acquired by an affiliate of ING Clarion Partners, LLC (“ING”). This agreement is subject to shareholder approval and a 60 day inspection period during which ING has the right to review all of the Company’s books and records, title, environmental, engineering and other matters and to terminate the merger agreement. Under the merger agreement, ING will acquire all of the outstanding shares of the Company for an aggregate purchase price of $467.4 million (or approximately $11.20 per share). The Company’s dividend reinvestment and share redemption programs were suspended upon the signing of the merger agreement. The merger agreement is also subject to customary closing conditions. There can be no assurance that the merger agreement will not be terminated or that a merger will occur. If the closing conditions are satisfied, it is anticipated that the merger could close during the second quarter of 2007.

In February 2007, the Company increased the borrowing capacity of its short-term revolving line of credit from $15 million to $25 million, and extended the term to May 31, 2007. The facility continues to bear interest at LIBOR plus 2.5% per year.

In January 2007, the Company declared and distributed to its shareholders dividends in the amount of $8.9 million ($0.21 per share).

In January 2007, the Company redeemed 261,459 Units in the amount of $2.6 million.

In January 2007, through the Company’s Dividend Reinvestment Plan, 252,529 Units totaling $2.5 million were reinvested.

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

Critical Accounting Policies and Estimates

The following contains a discussion of what the Company believes to be critical accounting policies and estimates. These items should be read to gain a further understanding of the principles used to prepare the Company’s financial statements. These principles include application of judgment; therefore, changes in judgments may have a significant impact on the Company’s reported results of operations and financial condition.

Capitalization Policy

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; and (3) for major repairs to buildings, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation requires that income tax positions recognized in an entity’s tax returns have a more-likely-than-not chance of being sustained prior to recording the related tax benefit in the financial statements. Tax benefits would be derecognized if information became available which indicated that it was more-likely-than-not that the position would not be sustained. The Company will adopt this interpretation in the first quarter of 2007. The Company is currently evaluating the impact, if any, of this interpretation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2006, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company has issued fixed interest rate notes payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates and estimated fair market value at December 31, 2006.

(000’s)	2007	2008	2009	2010	2011	Thereafter	Total	Total Carrying Value	Fair Market Value
Maturities	$13,178	$8,329	$9,083	$101,561	$20,401	$197,536	$350,088	$353,387	$375,955
Average interest rate	7.6%	7.6%	7.6%	7.6%	7.2%	7.1%

Item 8. Financial Statements and Supplementary Data

Report of Management on Internal Control over Financial Reporting

March 7, 2007

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2006, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

The Board of Directors and Shareholders

Apple Hospitality Two, Inc.

We have audited management’s assessment, included in the accompanying “Report of Management on Internal Control Over Financial Reporting”, that Apple Hospitality Two, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple Hospitality Two, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Apple Hospitality Two, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Apple Hospitality Two, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Apple Hospitality Two, Inc., as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years ended December 31, 2006 and our report dated March 7, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

March 7, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Apple Hospitality Two, Inc.

We have audited the accompanying consolidated balance sheets of Apple Hospitality Two, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index of Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Hospitality Two, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Apple Hospitality Two, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

March 7, 2007

Apple Hospitality Two, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2006	December 31, 2005
ASSETS
Investment in hotels, net of accumulated depreciation of $104,033 and $76,381 respectively	$596,338	$597,437
Hotels held for sale	12,197	17,957
Cash and cash equivalents	294	415
Restricted cash-Furniture, fixtures & equipment and other escrows	2,724	9,209
Due from third party managers	7,588	8,289
Other assets	3,552	4,869

TOTAL ASSETS	$622,693	$638,176

LIABILITIES
Notes payable-secured	$329,236	$339,153
Notes payable-secured hotel held for sale	20,296	20,599
Note payable-related party	3,855	4,158
Accounts payable & accrued expenses	3,783	3,272
Accounts payable-prior limited partners	8,510	8,478
Interest payable	1,143	1,159

TOTAL LIABILITIES	366,823	376,819

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 13,728,000 authorized, none issued and outstanding	—	—
Series A Preferred stock, no par value, authorized 200,000,000 shares; 40,433,204 and 40,451,116 shares outstanding, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding — and — shares, respectively	—	—
Series C convertible preferred stock, no par value, authorized 1,272,000; issued and outstanding 1,272,000 and 1,272,000 shares, respectively	10,176	10,176
Common stock, no par value, authorized 200,000,000 shares; outstanding 40,433,204 shares, and 40,451,116 shares, respectively	347,312	347,495
Distributions greater than net income	(101,618)	(96,314)

TOTAL SHAREHOLDERS’ EQUITY	255,870	261,357

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$622,693	$638,176

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
REVENUES
Suite revenue	$225,943	$213,077	$198,046
Other revenue	6,305	5,218	5,602
Reimbursed expenses	3,225	2,076	649

Total revenues	235,473	220,371	204,297

EXPENSES
Hotel operating expense	56,066	55,481	52,611
Hotel administrative expense	20,017	19,405	18,095
Sales and marketing	16,017	14,802	14,369
Utilities	12,439	10,950	9,730
Repair and maintenance	11,928	12,109	11,269
Franchise fees	6,845	7,580	7,932
Management fees	8,453	6,570	5,229
Chain services	3,813	3,446	3,178
Taxes, insurance and other	14,613	13,531	14,619
Reimbursed expense	3,225	2,076	649
General and administrative	2,481	2,026	2,505
Transaction advisory fees	437	322	—
Depreciation of real-estate owned	27,796	25,415	24,068

Total expenses	184,130	173,713	164,254

Operating income	51,343	46,658	40,043
Interest income	198	210	382
Debt extinguishment costs	—	—	(8,803)
Interest expense	(24,860)	(25,933)	(25,824)

Income from continuing operations	26,681	20,935	5,798

Income (loss) from discontinued operations	1,914	(2,063)	651

Net income	$28,595	$18,872	$6,449

Net income (loss) per common share:
From continuing operations	$0.64	$0.50	$0.14
From discontinued operations	0.05	(0.05)	0.01

	$0.69	$0.45	$0.15

Weighted average shares outstanding (basic and diluted)	41,719	41,717	41,728

Distributions paid per common share	$0.81	$0.80	$0.90

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands, except per share data)

	Series C Preferred Convertible Stock		Common Stock		Distributions Greater than Net income	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at January 1, 2004	1,272	$10,176	40,645	$349,406	$(50,662)	$308,920
Common shares redeemed	—	—	(883)	(8,779)	—	(8,779)
Common shares issued through dividend reinvestment	—	—	681	6,749	—	6,749
Net income	—	—	—	—	6,449	6,449
Cash distributions declared to shareholders ($0.90 per share)	—	—	—	—	(37,601)	(37,601)

Balance at December 31, 2004	1,272	10,176	40,443	347,376	(81,814)	275,738

Common shares redeemed	—	—	(929)	(9,252)	—	(9,252)
Common shares issued through dividend reinvestment	—	—	937	9,371	—	9,371
Net income	—	—	—	—	18,872	18,872
Cash distributions declared to shareholders ($0.80 per share)	—	—	—	—	(33,372)	(33,372)

Balance at December 31, 2005	1,272	10,176	40,451	347,495	(96,314)	261,357

Common shares redeemed	—	—	(971)	(9,661)	—	(9,661)
Common shares issued through dividend reinvestment	—	—	953	9,478	—	9,478
Net income	—	—	—	—	28,595	28,595
Cash distributions declared to shareholders ($0.81 per share)	—	—	—	—	(33,899)	(33,899)

Balance at December 31, 2006	1,272	$10,176	40,433	$347,312	$(101,618)	$255,870

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Cash flow provided by operating activities:
Net income	$28,595	$18,872	$6,449
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, including discontinued operations	28,035	25,986	24,626
Net amortization of fair value adjustment to mortgage notes payable	(849)	(861)	(3,930)
Amortization of deferred financing costs	358	329	143
Loss on hotels classified as held for sale included in discontinued operations	—	3,364	—
Changes in operating assets and liabilities:
Due from/to third party manager	701	(1,717)	(7,024)
Other escrows	(202)	133	1,167
Other assets	(671)	(250)	885
Accounts payable-affiliate	297	277	286
Interest payable	(16)	(32)	(89)
Accrued expenses	(169)	718	(2,146)

Net cash provided by operating activities	56,079	46,819	20,367
Cash flow from investing activities:
Decrease (increase) in cash restricted for capital improvements	6,687	(2,374)	11,379
Decrease in prior shareholder escrow	—	—	8,815
Capital improvements	(26,636)	(10,463)	(22,174)
Net cash proceeds from sales of hotels	5,572	—	—
(Increase) decrease in deposits on capital improvement projects	1,705	(1,133)	(259)

Net cash used in investing activities	(12,672)	(13,970)	(2,239)
Cash flow from financing activities:
Proceeds from issuance of common stock	9,478	9,371	6,749
Redemption of common stock	(9,661)	(9,252)	(8,779)
Proceeds from mortgage notes payable	—	—	135,000
Net (payments) proceeds from secured line of credit	(2,175)	(7,175)	11,000
Payment of financing costs	(75)	(150)	(1,722)
Reduction in debt service escrow	—	—	5,118
Repayment of secured notes payable	(7,196)	(4,974)	(132,071)
Cash distributions paid to shareholders	(33,899)	(33,372)	(37,601)

Net cash used in financing activities	(43,528)	(45,552)	(22,306)
Decrease in cash and cash equivalents	(121)	(12,703)	(4,178)
Cash and cash equivalents, beginning of period	415	13,118	17,296

Cash and cash equivalents, end of period	$294	$415	$13,118

Supplemental information:
Interest paid	$27,494	$27,937	$27,863

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

At December 31, 2006 the Company owned 64 extended stay hotels and is operated as and has annually elected to be taxed as a real estate investment trust (“REIT”). The REIT Modernization Act, effective January 1, 2001, permits a REIT to establish taxable businesses to conduct certain previously disallowed business activities. The Company has formed wholly-owned taxable REIT subsidiaries, and has leased all of its hotels to these subsidiaries (collectively, the “Lessee”).

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

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; and (3) for major repairs to buildings, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

The Company records impairment losses on hotel properties used in the operations if indicators of impairment are present, and the undiscounted cash flows estimated to be generated by the respective properties are less than their carrying amount. Impairment losses are measured as the difference between the asset’s fair value less cost to sell, and its carrying value.

Hotels held for Sale

For hotels classified as held for sale, the Company estimates the net selling price of such hotel. Net selling price is estimated as the amount at which the hotel could be bought or sold (fair value) less costs to sell. Fair value is determined considering prevailing market conditions and/or current estimated net sales proceeds from pending offers, if appropriate. If the hotel’s net selling price is less than the carrying amount of the hotel, a reserve for loss is established. Depreciation is no longer recorded on hotels held for sale. In December 2005 and January 2006, the Company entered contracts to sell two hotels and a loss on discontinued operations of $3.4 million was recorded representing the differences in fair value less selling costs and net book value. In September 2006, the Company entered a contract to sell a third hotel. The fair value of this hotel is greater than its net book value.

Revenue Recognition

Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Stock Incentive Plans

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and elected the modified prospective transition method. Accordingly, no prior year amounts have been restated. Statement 123 (R) supersedes APB Opinion No. 25 (elected by the Company prior to 2006), Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The adoption of this statement has not had a material impact on the Company’s results of operations as no share based payments were issued in 2006.

Comprehensive Income

The Company recorded no comprehensive income other than net income for the years ended December 31, 2006, 2005 and 2004.

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

Income Taxes

As a REIT, the Company receives a deduction for its distributions to shareholders and is required to distribute 90% of its earnings and profits. Earnings and profits will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The Company’s distributions are taxable to its shareholders to the extent the distribution is characterized as ordinary income. The characterization of 2006 distributions of $0.81 per share for tax purposes was 100% ordinary income, 2005 distributions of $0.80 per share for tax purposes was 87% ordinary income and 13% return of capital and 2004 distributions of $0.90 per share for tax purposes was 55% ordinary income and 45% return of capital (unaudited).

The Lessees, as taxable REIT subsidiaries of the Company, are subject to federal and state income taxes. The taxable REIT subsidiaries incurred a financial reporting and taxable loss for the years ended December 31, 2006, 2005 and 2004, and therefore did not have any federal tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry-forward for federal income tax purposes was approximately $41.0 million and $33.0 million at December 31, 2006 and 2005. The net operating loss carryforwards expire beginning in 2019. There are no material differences between the book and tax basis of the Company’s assets.

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

Reclassifications

Due to the Discontinued Operations disclosed in Note 10, certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified in order to conform to the 2006 presentation with no effect on previously reported shareholders’ equity or net income.

Summary of Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation requires that income tax positions recognized in an entity’s tax returns have a more-likely-than-not chance of being sustained prior to recording the related tax benefit in the financial statements. Tax benefits would be derecognized if information became available which indicated that it was more-likely-than-not that the position would not be sustained. The Company will adopt this interpretation in the first quarter of 2007. The Company is currently evaluating the impact, if any, of this interpretation.

Note 2

Investment in Hotels

At December 31, 2006 the Company owned 64 hotels, with a total of 7,690 suites. Of the Company’s 64 hotels, 47 are Residence Inn by Marriott properties consisting of 5,768 suites, and 17 are Homewood Suites by Hilton consisting of 1,922 suites. At December 31, 2006, one of the hotels owned was classified as hotels held for sale, and at December 31, 2005, three hotels were classified as hotels held for sale.

Investment in hotels consisted of the following as of December 31 (in thousands):

	2006	2005
Land	$131,893	$132,030
Building and improvements	500,652	484,900
Furniture fixtures and equipment	67,826	56,888

	700,371	673,818

Less: accumulated depreciation	(104,033)	(76,381)

Investment in hotels, net	$596,338	$597,437

Note 3

Notes Payable

The aggregate amounts of principal payable under all of the Company’s promissory notes, for the five years subsequent to December 31, 2006 are as follows (in thousands):

2007	$13,178
2008	8,329
2009	9,083
2010	101,561
2011	20,401
Thereafter	197,536

350,088
Fair Value Adjustment of Assumed Debt	3,299

$353,387

Notes payable consists of the following:

The Company has a note in the original principal amount of $82 million, secured by 15 of its hotels. The term of the note is 10 years with a 25 year amortization. The note bears interest at the fixed rate of 7.4% per annum and payments are made in monthly installments of principal and interest. The loan matures in October 2012 with an aggregate balloon payment of approximately $67 million. The outstanding balance at December 31, 2006 and 2005 was approximately $77.8 million and $79.2 million.

Prior to November 10, 2004, the date of refinancing, the Company had a note encumbered by 23 hotel properties with an annual interest rate of 8.85%. The note was payable in monthly installments of principal and interest and had an outstanding balance on the date of refinancing of approximately $125 million. On November 10, 2004, the Company closed on a refinancing of this note. The refinancing involved 21 separate loans having an aggregate principal balance of $135 million. The 21 promissory notes are substantially similar in that each provide a stated annual interest rate of 6.88%, each note matures on November 11, 2014 with an aggregate balloon payment of approximately $111 million, and each note provides a payment of interest only in monthly installments for the first 12 months, followed by amortized payments of principal and interest in consecutive monthly installments thereafter. In association with this transaction, the Company incurred approximately $1.8 million in loan costs which are being amortized over 10 years using the effective interest method, and the Company recognized debt extinguishment costs in 2004 of approximately $8.8 million, which included a credit of $1.9 million related to the debt’s outstanding fair value adjustment. The outstanding balance at December 31, 2006 and 2005 was $132.8 million and $134.8 million.

The Company has a note in the amount of approximately $50 million, secured by 10 of its hotels. The note bears a fixed interest rate of 8.08% per annum. The maturity date is January 2010, with a balloon payment of $35.4 million. The loan is payable in monthly installments including principal and interest. The outstanding balance at December 31, 2006 and 2005 was approximately $43.4 million and $45.6 million.

The Company has a note in the amount of approximately $20 million, secured by its Redmond hotel. The note provides for an applicable interest rate of 8.375% per year. The note requires consecutive monthly payments of principal and interest in the amount of $163,348. The note matures in December 2010. The outstanding balance at December 31, 2006 and 2005 was approximately $18.8 and $19.1 million.

In conjunction with the acquisition of Apple Suites, the Company assumed the following secured notes:

•

A secured note with an original principal amount of $9.5 million that bears interest at 8.3% per annum and is secured by two hotels. The note is amortized over 25 years and matures in January 2012. Payments of principal and interest are made monthly. The outstanding balance at December 31, 2006 and 2005 was approximately $8.9 and $9.0 million.

•

A secured note with an original principal amount of $7.5 million that bears interest at 8.14% per annum and is secured by one hotel. The note is amortized over 25 years and matures in September 2011. Payments of principal and interest are made monthly. The outstanding balance at December 31, 2006 and 2005 was $6.9 and $7.1 million.

•

A secured note with an original principal amount of $10.7 million that bears interest at 8.15% per annum and is secured by one hotel. The note is amortized over 25 years and matures in June 2011. Payments of principal and interest are made monthly. The outstanding balance at December 31, 2006 and 2005 was $9.9 and $10.0 million.

•

A secured note with an original principal amount of $50 million that bears interest at 9% per annum and is secured by 11 hotels. The note is amortized over 25 years and matures on September 2010. Payments of principal and interest are made monthly. The outstanding balance at December 31, 2006 and 2005 was $46.1 million and $46.9 million.

In 2005 the Company refinanced its $16 million dollar secured line of credit (originally entered into in 2004). The short-term credit facility was changed to a two-year $15 million revolving line of credit. This revolving line of credit is secured by two properties and bears interest at LIBOR (5.322% at December 31, 2006) plus 2.5% per year. At December 31, 2006 the outstanding balance on the revolving line of credit was $1.7 million. In January 2007, the borrowing capacity of this facility was increased to $25 million and the term was extended to May 31, 2007.

The Company has an unsecured promissory note due to Mr. Knight, its Chairman and CEO. The note was part of the purchase price of Apple Suites Advisors, Inc. in 2003. In the second quarter of 2006, the Company sold its former corporate office building to Mr. Knight for approximately $600,000. In lieu of a cash payment from Mr. Knight, the outstanding balance of the unsecured note was reduced by the purchase price of the building. The principal and interest were paid in February 2007. The outstanding balance at December 31, 2006 and 2005 was $3.9 million and $4.2 million.

The fair value of the Company’s notes payable at December 31, 2006 and 2005 was approximately $376.0 million and $387.0 million.

Note 4

Shareholders’ Equity

The Company raised equity capital through a best efforts offering of Units by David Lerner Associates, Inc. (the “Managing Dealer”). One Unit consists of one common share and one Series A preferred share of the Company. Through the close of the offering on November 26, 2002, 30.1 million Units were sold netting the Company $270 million. An additional 11.4 million Units were issued in 2003 as part of the merger with Apple Suites in 2003.

Also in connection with the Apple Suites merger in 2003, all of the Company’s 240,000 Series B convertible preferred shares were exchanged for 1,272,000 Series C convertible preferred shares of the Company. Expense related to the issuance of the Series B convertible preferred shares was determined based on the fair value of the Series B convertible preferred shares at conversion date in excess of amounts paid by these individuals. The fair value was determined to be $8 per share at the date of the Merger. The holders of the Series B convertible preferred shares, including Mr. Knight, would have otherwise been entitled to receive 1,272,000 Units upon conversion of the Series B convertible preferred shares in connection with the termination of the Company’s advisory agreement with ASA and the Company’s property acquisition/disposition agreement with Apple Suites Realty Group, Inc. (“ASRG”). The new Series C convertible preferred shares have a liquidation preference comparable to the Series B convertible preferred shares, in that holders of Series C convertible preferred shares will receive no payments in liquidation for their Series C convertible preferred shares until holders of Units are paid in full for their Series A preferred shares. The Series C convertible preferred shares have the same voting rights and rights to receive dividend distributions as if they had already been converted to common shares.

Effective February 20, 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. Pending a possible merger transaction of the Company, the dividend reinvestment plan was suspended in February 2007. As of December 31, 2006, approximately 2.6 million Units were issued under the dividend reinvestment plan representing proceeds to the Company of approximately $25.7 million, under this plan.

During 2003, the Company instituted a Unit Redemption Program to provide limited interim liquidity to the Company’s shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-serve basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the Units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the years ended December 31, 2006 and 2005, the Company redeemed 970,707 and 928,576 Units in the amounts of $9.7 million and $9.3 million. As of December 31, 2006, the Company has redeemed $36.3 million representing 3.7 million Units. The Company currently intends to redeem shares to the extent of proceeds received from the dividend reinvestment plan. However, pending a possible merger transaction of the Company, the Unit Redemption Program was suspended in February 2007.

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

Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The optionee has up to 10 years from the date on which the options first become exercisable to exercise the options. No options were granted under the Directors Plan in 2006. In 2005 and 2004, the Company granted 47,210, and 33,372 options to purchase shares under the Directors Plan. Additionally, in 2003, the Company converted 45,888 options granted under the Apple Suites Directors Plan to Company options with the same terms and agreements. All options vested on the date of issuance. No options have been granted under the Company’s Incentive Plan. Activity in the Company’s share option plans during 2006, 2005 and 2004 is summarized in the following table:

	2006	2005	2004
Outstanding, beginning of year:	202,402	155,192	121,820
Granted		47,210	33,372
Exercised	—	—	—
Expired or canceled	—	—	—

Outstanding, end of year:	202,402	202,402	155,192

Exercisable, end of year:	202,402	202,402	155,192

The weighted-average exercise price:	$9.84	$9.84	$9.79

Prior to January 1, 2006, the Company used the intrinsic value method, as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options. This method required compensation expense to be recognized for the excess of the quoted market price of the stock at the grant date or the measurement date over the amount an employee must pay to acquire the stock. Beginning January 1, 2006, the Company adopted FASB Statement 123 (R) using the modified prospective transition method.

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

Incentive fees are payable on a portfolio by portfolio basis for Residence Inn properties. The Company has three portfolios of multiple hotels (Res I, Res II and Res III) plus one stand-alone hotel. Each of these portfolios has separate management agreements which are subject to this calculation. The Company records incentive management fee exposure when it is considered probable that these fees will be paid which is generally when they become payable. For the years ended December 31, 2006, 2005 and 2004, the Company incurred and paid incentive management fees of $2.8 million, $1.3 million and $0.3 million.

The following table summarizes deferred incentive management fees (DIMF) under these management agreements (dollars in millions).

	DIMF Assumed	IMF Accumulated Post- Acquisition	Total IMF	Post-acquisition IMF Paid	Total DIMF	Amount accrued in Consolidated Balance Sheet
Res I	$6.7	$12.2	$18.9	$3.2	$15.7	$0.0
Res II	7.0	9.5	16.5	0.0	16.5	0.0
Res III	0.0	1.8	1.8	0.5	1.3	0.7
Redmond	0.0	1.7	1.7	1.7	0.0	0.0

Total	$13.7	$25.2	$38.9	$5.4	$33.5	$0.7

No amounts of DIMF were recorded upon the acquisition of Res I and Res II as the fair value of these amounts were not readily determinable and payment was not considered probable.

In addition to the base management and incentive management fees required by the management agreements, the Company is also required to pay certain shared services which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Shared services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, public relations and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries. For the years ended December 31, 2006, 2005 and 2004 total fees incurred under the Marriott agreements were $19.9 million, $19.1 million and $18.4 million or 10.9%, 10.9%, and 11.3% of revenue provided by the Marriott managed properties.

Homewood Suites Hotels

The Company’s 17 Homewood Suites hotels are managed by Hilton or one of its affiliates under the terms of separate management agreements, as part of the Homewood Suites by Hilton franchise. The initial term is generally 15 years with no option to renew; however, two hotel properties in this portfolio have renewal options of two five year periods each. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. Hilton charges fees for this function, which are calculated as a percentage of revenue. Incentive management fees are calculated, for certain properties, on the basis of operating profit of the hotels. No incentive management fees were earned in 2006 or 2005. Hilton also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites by Hilton and to participate in its reservation system. For the years ended December 31, 2006, 2005 and 2004, total expenses for franchise fees, management fees, advertising expenses and other reimbursable services were $6.7 million, $6.2 million and $6.0 million, or 12.0%, 11.9% and 11.8% of revenue, provided by the Hilton managed properties for each of those years.

Note 7

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length and the results of the Company’s operations could be different if these transactions were conducted with non-related parties.

The Company, through a wholly owned subsidiary, has an advisory agreement with Apple Hospitality Five Advisors, Inc., (“AFA”), whereby the Company receives advisory fee revenue equal to 0.1% to 0.25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for Company personnel performing advisory and administrative functions for Apple Hospitality Five, Inc. AFA is 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. For the years ended December 31, 2006, 2005 and 2004, the Company earned and received advisory fee revenue of approximately $1.2 million, $0.7 million and $0.7 million. These amounts are included in other revenue.

The Company also provides support services to Apple Suites Realty Group, Inc. (“ASRG”), Apple Six Advisors, Inc. (“A6A”), Apple REIT Six, Inc., Apple Seven Advisors, Inc. (“A7A”) and Apple REIT Seven, Inc. A6A provides day to day advisory and administrative functions for Apple REIT Six, Inc. A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc. ASRG, A6A and A7A are 100% owned by Mr. Knight. ASRG provides real estate brokerage services to Apple Hospitality Five, Inc., Apple REIT Six, Inc. and Apple REIT Seven, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. The Company started providing these services in the second quarter of 2004. For the years ended December 31, 2006, 2005 and 2004 the Company received reimbursement of its costs totaling approximately $3.2 million, $2.1 million and $0.6 million. Mr. Knight is Chairman and Chief Executive Officer of Apple Hospitality Five, Inc., Apple REIT Six, Inc. and Apple REIT Seven, Inc. Additionally, the Company’s Board of Directors has members that are also on the Board of Directors of Apple Hospitality Five, Inc., Apple REIT Six, Inc. or Apple REIT Seven, Inc.

During the second quarter of 2006, the Company sold its former corporate office building to Mr. Knight for approximately $600,000. In lieu of a cash payment from Mr. Knight, the outstanding balance of the unsecured note the Company has with Mr. Knight was reduced by the purchase price. At December 31, 2006, the remaining balance of the note was $3.9 million.

Note 8

Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2006 and December 31, 2005, in thousands, except per share data:

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$56,806	$60,206	$63,569	$54,892
Income from continuing operations	$5,558	$8,468	$9,043	$3,612
Net income	$6,311	$9,058	$9,163	$4,063
EPS from continuing operations (basic and diluted)	$0.13	$0.20	$0.22	$0.09
EPS (basic and diluted)	$0.15	$0.22	$0.22	$0.10
Distributions paid per share	$0.20	$0.20	$0.20	$0.21

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$51,762	$55,801	$60,203	$52,605
Income from continuing operations	$3,264	$6,515	$7,426	$3,730
Net income	$3,662	$7,072	$7,466	$672
EPS from continuing operations (basic and diluted)	$0.08	$0.16	$0.18	$0.08
EPS (basic and diluted)	$0.09	$0.17	$0.18	$0.01
Distributions paid per share	$0.20	$0.20	$0.20	$0.20

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

Note 10

Discontinued Operations

The Company adopted FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“FAS 144”) as of January 1, 2002. FAS 144 requires, among other things, that the primary assets and liabilities and the results of operations of the Company’s investment in hotels which have been sold subsequent to January 1, 2002, or are held for disposition subsequent to January 1, 2002, be classified as discontinued operations and segregated in the consolidated statements of operations and balance sheets. Hotels classified as held for sale generally represent hotels that are under contract for sale and are expected to close within the next twelve months.

In September 2006, the Company entered into an agreement to sell its Las Vegas, Nevada, Residence Inn. This hotel has been classified on the Consolidated Balance Sheet as “Hotels held for sale” as of December 31, 2006 and 2005. The net book value of the hotel at December 31, 2006 was $12.2 million and $12.5 million at December 31, 2005. The results of operations for this property for the years ended December 31, 2006, 2005 and 2004 are classified on the Consolidated Statements of Operations in the line item “Income (loss) from discontinued operations”. The Company expects to complete this transaction in the first quarter of 2007. The proposed sale price is $65,000,000. Assuming the sale is completed, the Company will recognize a gain on sale of approximately $51 million and be required to defease the secured debt associated with the property.

The Company classified two other hotels as held for sale at December 31, 2005 and recorded an estimated loss on the sale of the hotels of $3.4 million in 2005. The estimated loss was based on the anticipated sales proceeds and the net book value of the properties. The Company completed the sale of these hotels in the first quarter of 2006. The results of operations from these hotels classified as held for sale at December 31, 2005 are also recognized as discontinued operations for the years ended December 31, 2006, 2005 and 2004.

The following table sets forth the components of discontinued operations for these hotels for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Total revenue	$8,117	$10,549	$9,994
Hotel operating expenses	(4,189)	(6,722)	(6,388)
Taxes, insurance and other	(347)	(516)	(447)
Depreciation	(239)	(571)	(558)
Interest expense	(1,428)	(1,439)	(1,950)
Loss on sale of hotels	—	(3,364)	—

Income (loss) on discontinued operations	$1,914	$(2,063)	$651

Note 11

Subsequent Events

In February 2007, the Company entered into a definitive merger agreement to be acquired by an affiliate of ING Clarion Partners, LLC (“ING”). This agreement is subject to shareholder approval and a 60 day inspection period during which ING has the right to review all of the Company’s books and records, title, environmental, engineering and other matters and to terminate the merger agreement. Under the merger agreement, ING will acquire all of the outstanding shares of the Company for an aggregate purchase price of $467.4 million (or approximately $11.20 per share). The Company’s dividend reinvestment and share redemption programs were suspended upon the signing of the merger agreement. The merger agreement is also subject to customary closing conditions. There can be no assurance that the merger agreement will not be terminated or that a merger will occur. If the closing conditions are satisfied, it is anticipated that the merger could close during the second quarter of 2007.

In February 2007, the Company increased the borrowing capacity of its short-term revolving line of credit from $15 million to $25 million, and extended the term to May 31, 2007. The facility continues to bear interest at LIBOR plus 2.5% per year.

In January 2007, the Company declared and distributed to its shareholders dividends in the amount of $8.9 million ($0.21 per share).

In January 2007, the Company redeemed 261,459 Units in the amount of $2.6 million.

In January 2007, through the Company’s Dividend Reinvestment Plan, 252,529 Units totaling $2.5 million were reinvested.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following individuals constitute the directors of the Company.

Glade M. Knight. Mr. Knight, 62, is Chairman and Chief Executive Officer of the Company. Mr. Knight is the founder, Chairman of the Board and Chief Executive Officer of Apple Hospitality Five, Inc., Apple REIT Six, Inc. and Apple REIT Seven, Inc., each of which is a real estate investment trust. Mr. Knight was the Chairman of the Board and Chief Executive Officer of Cornerstone Realty Income Trust, Inc. until it merged with a subsidiary of Colonial Properties Trust in 2005. Following the merger, Mr. Knight became a trustee of Colonial Properties Trust. Cornerstone Realty Income Trust, Inc. owned and operated apartment communities in Virginia, North Carolina, South Carolina, Georgia and Texas. Colonial Properties Trust is a self-administered equity REIT that is an owner, developer and operator of multifamily, office and retail properties in the Sunbelt region of the United States. Apple Hospitality Five, Inc., Apple REIT Six, Inc. and Apple REIT Seven, Inc. each owns hotels in selected metropolitan areas of the United States. Mr. Knight is Chairman of the Board of Trustees of Southern Virginia University in Buena Vista, Virginia. He also is a member of the advisory board to the Graduate School of Real Estate and Urban Land Development at Virginia Commonwealth University. He has served on a National Advisory Council for Brigham Young University and is a founding member of the university’s Entrepreneurial Department of the Graduate School of Business Management. Mr. Knight is a member of the Company’s Executive Committee. Mr. Knight has been a member of the Board since 2000. His current term expires in 2007.

Glenn W. Bunting. Mr. Bunting, 62, is a director of the Company and President of American KB Properties, Inc., which has developed and managed shopping centers since 1985. Mr. Bunting is a former director of Cornerstone Realty Income Trust, of which Glade M. Knight was the Chairman and Chief Executive Officer, until its merger with Colonial Properties in 2005. He holds a BS in Business Administration from Campbell University. Mr. Bunting was elected by the Board of Directors to the Board in 2005 and is also a director of Apple Hospitality Five, Inc and Apple REIT Seven, Inc. Mr. Bunting is a member of the Company’s Executive Committee and the Company’s Compensation Committee. His current term expires in 2007.

Lisa B. Kern. Ms. Kern, 46, is a director of the Company and First Vice President of Investments of Davenport & Co., LLC, an investment brokerage firm in Richmond, Virginia. From 1994 to 1996, Ms. Kern was with Kanawha Capital Management as a Vice President Portfolio Manager. In addition, Ms. Kern was with Crestar Bank (now SunTrust Bank) from 1989 to 1993. She is also a director of Apple Hospitality Five, Inc. and Apple REIT Six, Inc. Ms. Kern is the chairperson of the Company’s Audit Committee and has been on the Board since 2001. Her current term expires in 2009.

Bruce H. Matson. Mr. Matson, 49, is a director of the Company and a Vice President and Director of the law firm of LeClair Ryan, a Professional Corporation, in Richmond, Virginia. Mr. Matson joined LeClair Ryan in 1994 and has practiced law since 1983. He is also a director of Apple Hospitality Five, Inc. and Apple REIT Six, Inc. Mr. Matson is a member of the Company’s Executive Committee and the chairperson of its Compensation Committee. Mr. Matson has been a member of the Board since 2001. His current term expires in 2008.

Michael S. Waters. Mr. Waters, 52, is a director of the Company and the President and co-founder of Partnership Marketing, Inc. From 1995 through 1998, Mr. Waters served as a Vice President and General Manager of GT Foods, a division of Good Times Home Video. From 1987 to 1995, he served as a Vice President and General Manager of two U.S. subsidiaries (Instant Products of America and Chocolate Products) of George Weston Ltd. (Canada), a fully-integrated food retailer and manufacturer. He is also a director of Apple Hospitality Five, Inc. and Apple REIT Six, Inc. Mr. Waters is a member of the Company’s Audit Committee and has been on the Board since 2001. His current term expires in 2009.

Robert M. Wily. Mr. Wily, 57, is a director of the Company and an international judicial consultant. Mr. Wily was formerly the Director of Client Services of the Center for Claims Resolution in Princeton, New Jersey. He served as the Deputy Chief, Article III Judges Division, of the Administrative Office of the U.S. Courts from 1999 to 2000. He served as the Clerk of Court for the United States Bankruptcy Court for the Eastern District of Virginia from 1986 to 1999 and the District of Utah from 1981 to 1986. Prior to holding those positions, Mr. Wily was in the private practice of law. He is also a director of Apple Hospitality Five, Inc. and Apple REIT Six, Inc. As discussed in a following section, Mr. Wily is a member of the Company’s Executive Committee, Audit Committee and Compensation Committee. Mr. Wily has been a member of the Board since 2001. His current term expires in 2008.

Executive Officers

The following individuals constitute the executive officers of the Company. Information about Glade M. Knight, the Company’s Chief Executive Officer, is set forth in the preceding section entitled “Directors.”

David Buckley. Mr. Buckley, 39, has served as Senior Vice President and General Counsel for the Company since 2005. In addition, Mr. Buckley serves as Senior Vice President and General Counsel for Apple Hospitality Five, Inc., Apple REIT Six, Inc. and Apple REIT Seven, Inc., each of which is a real estate investment trust. Prior to his service with these companies, from 1999-2005, Mr. Buckley served as an associate, specializing in commercial real estate, with McGuireWoods LLP, a full-service law firm headquartered in Richmond, Virginia. Mr. Buckley holds a Juris Doctor degree Cum Laude from the University of Richmond, Richmond, Virginia, a Master of Urban and Regional Planning degree from Virginia Commonwealth University, Richmond, Virginia and a Bachelor of Science degree in Industrial Technology from the University of Massachusetts Lowell, Lowell, Massachusetts. Mr. Buckley is a member of the Virginia State Bar and the Richmond Bar Association.

Kristian Gathright. Mrs. Gathright, 34, has been with the Company since its inception and has served as the Chief Operating Officer and Senior Vice President of Operations of the Company since 2004. In addition, Ms. Gathright serves as Senior Vice President of Operations for Apple Hospitality Five, Inc., Apple REIT Six, Inc. and Apple REIT Seven, Inc., each of which is a real estate investment trust. Prior to managing the Apple companies, Mrs. Gathright served as Assistant Vice President and Investor Relations Manager for Cornerstone Realty Income Trust, a REIT which owned and operated apartment communities in Virginia, North Carolina, South Carolina, Georgia and Texas. From 1996 to 1998, she was an Asset Manager and Regional Controller of the Northern Region Operations for United Dominion Realty Trust, Inc., a real estate investment trust headquartered in Richmond, Virginia. From 1994 to 1996, she served as a Senior Staff Accountant at Ernst & Young LLP. Mrs. Gathright holds a Bachelor of Science degree, Graduate with Distinction, in Accounting from the McIntire School of Commerce at University of Virginia, Charlottesville, Virginia. Mrs. Gathright passed the Virginia CPA Exam in 1994.

Justin Knight. Mr. Knight, 33, has served as President of the Company since 2004 and is Glade M. Knight’s son. Mr. Knight also serves as Senior Vice President of Acquisitions for Apple Hospitality Five, Inc., Apple REIT Six, Inc. and Apple REIT Seven, Inc., each of which is a real estate investment trust. Mr. Knight joined the Company in 2000. From 1999 to 2000, Mr. Knight served as Senior Account Manager for iAccess.com, LLP, a multi-media training company. In 1999 he was also an independent consultant with McKinsey & Company. From 1997 to 1998, he served as President and Web Design Consultant of a Web development firm—Cornerstone Communications, LLC. From 1996 to 1998, Mr. Knight served as Senior Asset Manager and Director of Quality Control for Cornerstone Realty Income Trust, a REIT that owned and operated apartment communities in Virginia, North Carolina, South Carolina, Georgia and Texas. Mr. Knight is co-chairman for the Cashell Donahoe Scholarship Memorial Fund created to provide need-based scholarships to students of Southern Virginia University in Buena Vista, Virginia. Mr. Knight also serves on the Marriott Owners Advisory Council and the Hilton Garden Inn Advisory Council. Mr. Knight holds a Master of Business Administration degree with emphasis in Corporate Strategy and Finance from the Marriott School at Brigham Young University, Provo, Utah. He also holds a Bachelor of Arts degree, Cum Laude, in Political Science from Brigham Young University, Provo, Utah.

David McKenney. Mr. McKenney, 44, has been with the Company since its inception and has served as President of Capital Markets of the Company since 2004. He also serves as President of Capital Markets for Apple Hospitality Five, Inc., Apple REIT Six, Inc. and Apple REIT Seven, Inc., each of which is a real estate investment trust. From 1994 to 2001, Mr. McKenney served as Senior Vice President and Treasurer of Cornerstone Realty Income Trust, Inc., a REIT that owned and operated apartment communities in Virginia, North Carolina, South Carolina, Georgia and Texas. From 1992 to 1994, Mr. McKenney served as Chief Financial Officer for The Henry A. Long Company, a regional development firm located in Washington, D.C. From 1988 to 1992, Mr. McKenney served as a Controller at Bozzuto & Associates, a regional developer of apartments and condominiums in the Washington, D.C. area. Mr. McKenney also has five years of experience with Arthur Andersen & Co. Mr. McKenney is a Certified Public Accountant, holds a Virginia Real Estate Sales License, and is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the National Investor Relations Association (NIRA). Mr. McKenney holds Bachelor of Science degrees in Accounting and Management Information Systems from James Madison University, Harrisonburg, Virginia.

Bryan Peery. Mr. Peery, 42, has been with the Company since 2003 and has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since 2004. He also serves as Senior Vice President, Chief Financial Officer and Treasurer for Apple Hospitality Five, Inc., Apple REIT Six, Inc. and Apple REIT Seven, Inc., each of which is a real estate investment trust. Prior to his service with these companies, Mr. Peery served as President (2000-2003), Vice President-Finance (1998-2000) and Controller (1997-1998), of This End Up Furniture Company. Mr. Peery was with Owens & Minor, Inc. from 1991 until 1997, where he last served as Director and Assistant Controller-Financial Reporting. Mr. Peery’s experience also includes five years of service with KPMG LLP. Mr. Peery holds a Bachelor of Business Administration degree in Accounting from the College of William and Mary, Williamsburg, Virginia and is a Certified Public Accountant.

Corporate Governance and Procedures for Shareholder Communications

Code of Ethics. The Board has adopted a Code of Business Conduct and Ethics for the Company’s officers, directors and employees, which is available on the Company’s website at www.applehospitality.com and also will be provided by the Company upon request and without charge. The purpose of the Code of Business Conduct and Ethics is to promote (a) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest, (b) full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by the Company, and (c) compliance with all applicable rules and regulations that apply to the Company and its officers, directors and employees.

Shareholder Communications. Shareholders may send communications to the Board or its members. Any such shareholder communication should be directed to Ms. Kelly Clarke, Corporate Services Department, 814 East Main Street, Richmond, Virginia 23219. Such communications may receive an initial evaluation to determine, based on the substance and nature of the communication, a suitable process for internal distribution, review and response or other appropriate treatment.

Committees of the Board

Summary. The Board of Directors has three standing committees, which are specified below and have the following functions:

•

Executive Committee. The Executive Committee has, to the extent permitted by law, all powers vested in the Board of Directors, except powers specifically withheld from the Committee under the Company’s bylaws.

•

Audit Committee. The Audit Committee operates in accordance with a written charter (which is available on the Company’s website at www.applehospitality.com). The Audit Committee recommends to the Board of Directors, which annually ratifies, the level of distributions to shareholders and has the other functions and responsibilities set forth in its charter. A report by the Audit Committee appears in a following section.

•

Compensation Committee. The Compensation Committee administers the Company’s incentive and stock option plans and oversees the compensation and reimbursement of directors and executive officers of the Company.

Audit Committee Independence. The Board of Directors determined in 2006 that each current member of the Audit Committee (as shown in the following table) is “independent,” as defined in the listing standards of the New York Stock Exchange. To be considered independent, a member of the Audit Committee must not (other than in his or her capacity as a director or committee member, and subject to certain other limited exceptions) either (a) accept directly or indirectly any consulting, advisory, or other compensatory fee from the Company or any subsidiary, or (b) be an affiliate of the Company or any subsidiary. The Audit Committee does not have a member who is a “financial expert” within the meaning of regulations issued by the Securities and Exchange Commission. The Company’s management believes that the combined experience and capabilities of the Audit Committee members are sufficient for the current and anticipated operations and needs of the Company. In this regard, the Board has determined that each Audit Committee member is “financially literate” and that at least one member has “accounting or related financial management expertise,” as all such terms are defined by the rules of the New York Stock Exchange.

Meetings and Membership. The Board held a total of seven meetings during 2006 (including regularly scheduled and special meetings). The following table shows both the membership of the Company’s standing committees during 2006 and the number of committee meetings held during 2006:

Standing Committee	Members of Committee During 2006	Number of Committee Meetings During 2006
Executive	Glade M. Knight * Bruce H. Matson Robert M. Wily Glenn W. Bunting	0

Audit	Lisa B. Kern * Michael S. Waters Robert M. Wily	5

Compensation	Bruce H. Matson * Robert M. Wily Glenn W. Bunting	0

*	Indicates Chairperson.

Attendance and Related Information. It is the policy of the Company that directors should attend each annual meeting of shareholders. The Company also expects directors to attend each regularly scheduled and special meeting of the Board, but recognizes that, from time to time, other commitments may preclude full attendance. In 2006, each director attended at least 75% of the total number of those meetings of the Board of Directors that were held during the period in which he or she was a director. All directors attended the 2006 annual meeting of shareholders. In addition, each director who served on a committee of the Board attended at least 75% of the total number of those meetings that were held by each applicable committee during the period of such service.

Audit Committee Report

The Audit Committee of the Board of Directors is composed of three directors. All three directors are independent directors as defined under “Committees of the Board.” The Audit Committee operates under a written charter that was adopted by the Board of Directors on February 19, 2004, and is annually reassessed and updated, as needed, in accordance with applicable rules of the Securities and Exchange Commission. A copy of this charter may be found on the Company’s website, www.applehospitality.com. The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors. In fulfilling its oversight duties, the Audit Committee reviewed and discussed the audited financial statements for the fiscal year 2006 with management and the Company’s independent auditors, Ernst & Young LLP, including the quality and acceptability of the accounting principles, the reasonableness of significant judgments and the clarity of disclosure in the financial statements. The Audit Committee also reviewed management’s report on its assessment of the effectiveness of the Company’s internal control over financial reporting and Ernst & Young LLP’s report on management’s assessment and the effectiveness of the Company’s internal control over financial reporting. Management is responsible for the preparation, presentation and integrity of the Company’s financial statements, accounting and financial reporting principles, internal controls, and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Ernst & Young LLP is responsible for performing an independent audit of the consolidated financial statements in accordance with generally accepted auditing standards.

The Audit Committee also has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” and has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.” The Audit Committee has considered whether the provision of non-audit services (none of which related to financial information systems design and implementation) by the independent auditors is compatible with maintaining the auditors’ independence and has discussed with the auditors the auditors’ independence. Based on the review and discussions described in this Report, and subject to the limitations on its role and responsibilities described below and in its charter, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The members of the Audit Committee are not experts in accounting or auditing and rely without independent verification on the information provided to them and on the representations made by management and the independent auditors. Accordingly, the Audit Committee’s oversight does not provide an independent basis to determine that the Company’s financial statements have been prepared in accordance with generally accepted accounting principles.

The Audit Committee

Lisa B. Kern, Chairperson

Michael S. Waters

Robert M. Wily

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s directors and executive officers, and any persons holding more than 10% of the outstanding Common Shares, are required to file reports with the Securities and Exchange Commission with respect to their initial ownership of Common Shares and any subsequent changes in that ownership. The Company believes that during 2006 each of its officers and directors complied with all such filing requirements.

In making this statement, the Company has relied solely on written representations of its directors and executive officers and copies of reports that they have filed with the Securities and Exchange Commission. In 2006 no person held more than 10% of the outstanding Common Shares.

Item 11. Executive Compensation

Executive Compensation Philosophy

The Company’s executive compensation philosophy is to attract, motivate and retain a superior management team. The Company’s compensation program rewards each senior manager for their contribution to the Company. In addition, the Company uses annual incentive benefits that are designed to be competitive with comparable employers and to align management’s incentives with the interests of the Company and its shareholders.

With the exception of the Company’s Chief Executive Officer (CEO), the Company compensates its senior management through a mix of base salary and bonus designed to be competitive with comparable employers. The Company has not utilized stock based awards or long term compensation for senior management. The Company believes that a simplistic approach to compensation better matches the objectives of all stakeholders. Each member of the senior management team performs similar functions for Apple Hospitality Five, Inc. (“Apple Five”), Apple REIT Six, Inc. (“Apple Six”), Apple REIT Seven, Inc. (“Apple Seven”), Apple Suites Realty Group, Inc. (“ASRG”), Apple Six Advisors, Inc. (“ASA”) and Apple Seven, Inc. (“A7A”). As a result each senior manager’s total compensation paid by the Company is proportionate to the estimated amount of time devoted to activities associated with the Company. The CEO is Chairman of the Board of Directors, CEO and majority shareholder of ASRG, ASA and A7A, each of which has various agreements with the Company and Apple Five, Apple Six and Apple Seven. During 2006 ASRG, ASA and A7A received no fees from the Company, however they did receive approximately $10.7 million from Apple Six and Apple Seven. The Compensation Committee of the Board of Directors considers these agreements when developing the CEO’s compensation. As a result, the Company’s CEO has historically been compensated a de minimis amount to allow him to participate in the Company’s benefit plans. Annually the Chairman of the Board of Directors develops the compensation targets of Senior Management (as well as goals and objectives) with input from other members of senior management and reviews these items with the Compensation Committee of the Board of Directors.

Base and Incentive Salaries

The process of establishing each senior manager’s compensation involves establishing an overall targeted amount and allocating that total between base and incentive compensation. The overall target is developed using comparisons to compensation paid by other public hospitality REIT’s, and consideration of each individual’s experience in their position and the industry, the risks and deterrents associated with their position and the anticipated difficulty to replace the individual. It is the Company’s intention to set this overall target sufficiently high to attract and retain a strong and motivated leadership team, but not so high that it creates a negative perception with our other stakeholders. Once the overall target is established, approximately 75% of that number is allocated to base salary and the remaining 25% is allocated to incentive compensation. The incentive compensation is then allocated 50% to Company overall performance (typically Funds From Operations (FFO) targets) and 50% to each individual’s subjective performance objectives.

Change In Control Benefits

The Company has established an Executive Severance Pay Plan (the Plan) and Employee Severance Plan to provide protection to each employee (excluding the CEO) in case of a significant change in ownership. The Plan is intended to provide an incentive to each employee to work through any change in ownership and not leave the Company if another longer term opportunity arises. Each employee is only eligible for the benefits if a significant change in ownership of the Company occurs and the employee is terminated within one year of the change in ownership and is not offered employment by one of the Company’s affiliated companies (Apple Five, Apple REIT Six, Apple REIT Seven, ASRG, A6A or A7A). Significance of change in ownership and termination are defined in the Plan document.

The Senior Management severance benefits are: (i) to the extent not previously paid, the salary and any accrued paid time off through the date of the change in control; (ii) an amount equal to the product of (a) the annual bonus for the calendar year immediately preceding the calendar year in which the change in control occurs multiplied by (b) a fraction, the numerator of which is the number of days employed by the Company during the calendar year in which the change in control occurs, and the denominator of which is 365; (iii) all amounts previously deferred by the Senior Manager under any nonqualified deferred compensation plan sponsored by the Company, together with any accrued earnings on these amounts, and not yet paid by the Company; and (iv) an amount equal to 2.5 times the sum of the Senior Manager’s annual base salary and annual bonus.

In addition, following a significant change in control and a termination, the Senior Manager (if entitled to severance benefits) will become fully vested in any and all stock incentive awards granted to the Senior Manager

(if any are ever issued) under any plan or otherwise which have not become exercisable as of the date of the change in control and all stock options (including options vested as of the change in control) will remain exercisable until the applicable option expiration date.

The Company also will arrange to provide, for a period of one year from the Senior Manager’s termination, the Senior Manager and his family benefits (including, without limitation, medical, dental, health, disability, individual life and group life insurance benefits) that are at least as favorable as those provided under the most favorable plans of the Company applicable with respect to the Senior Manager and their family during either (i) the 90-day period immediately preceding the change in control, or (ii) the 90-day period immediately preceding the Senior Manager’s termination date. Notwithstanding the foregoing, if the Senior Manager obtains comparable coverage under any benefits provided by another employer, then the amount of coverage required to be provided by the Company will be reduced by the amount of coverage provided by such other employer’s benefit plans.

Also, the Company will, at its sole expense, pay on behalf of each Senior Manager, as incurred, up to $15,000 in fees and costs charged by a nationally recognized outplacement firm selected by the Senior Manager to provide outplacement service for one year after the termination date.

As of December 31, 2006 if a termination event had occurred each Senior Manager would have been offered employment by Apple Five, therefore no amounts would have been payable under the plan.

Perquisites and Other Benefits

Senior management may participate in the Company’s other benefit plans on the same terms as other employees. These plans include medical and dental insurance, life insurance and 401K plan. As noted in the Summary Compensation Table below, the Company provides limited perquisites to its Senior Managers.

Summary Executive Compensation Table

Name	Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compe- nsation	Change in Pension and Non- Qualified Deferred Compensation	All Other Compe- nsation*	Total
Glade Knight	Chief Executive Officer	2006	$12,000	$777	$—	$—	$—	$—	$7,917	$20,694
Justin Knight	President	2006	50,000	25,184	—	—	—	—	7,171	82,355
David McKenney	President, Capital Markets	2006	62,500	25,184	—	—	—	—	5,860	93,544
Kristian Gathright	Senior Vice President, Chief Operating Officer	2006	37,500	25,184	—	—	—	—	5,158	67,842
Bryan Peery	Senior Vice President, Chief Financial Officer	2006	35,417	12,684	—	—	—	—	6,374	54,475

*	Includes the Company’s share of medical insurance, life insurance, 401K matching contributions and parking.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

The Compensation Committee

Bruce H. Matson, Chairman

Robert M. Wily

Glenn W. Bunting

Compensation of Directors

During 2006, the directors of the Company were compensated as follows:

All Directors in 2006. All directors were reimbursed by the Company for travel and other out-of-pocket expenses incurred by them to attend meetings of the directors or a committee and in conducting the business of the Company.

Independent Directors in 2006. The independent directors (classified by the Company as all directors other than Mr. Knight) received annual directors’ fees of $8,000, plus $1,000 for each meeting of the Board attended in person and $500 for each committee meeting attended. In addition, the Chair of the Audit Committee received an additional fee of $1,000 a year.

Non-Independent Director in 2006. Mr. Knight received no compensation from the Company for his services as a director.

Summary Director Compensation Table

Director	Year	Fees Earned	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Changes in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Glenn W. Bunting	2006	$15,000	$—	$—	$—	$—	$—	$15,000
Lisa B. Kern	2006	18,500	—	—	—	—	—	18,500
Michael S. Waters	2006	16,000	—	—	—	—	—	16,000
Bruce H. Matson	2006	14,000	—	—	—	—	—	14,000
Robert M. Wily	2006	17,500	—	—	—	—	—	17,500
Glade M. Knight	2006	—	—	—	—	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Directors and Management

Title of Class(1)	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (2)	Percent of Class(3)
Common Shares	Glenn W. Bunting	13,842
(voting—representing approximately 97% of voting securities)	Lisa B. Kern	47,140	*
	Michael S. Waters	47,140	*
	Bruce H. Matson	47,140	*
	Robert M. Wily	47,140	*
	Glade M. Knight	380,020	*

	Justin G. Knight	11,461	*
	David S. McKenney	15,000	*
	Kristian M. Gathright	6,500	*

	Above directors and executive officers as a group	615,383	1.52%

Series A	Glenn W. Bunting	13,842
Preferred Shares (non-voting)	Lisa B. Kern	47,140	*
	Michael S. Waters	47,140	*
	Bruce H. Matson	47,140	*
	Robert M. Wily	47,140	*
	Glade M. Knight	380,020	*

	Justin G. Knight	11,461	*
	David S. McKenney	15,000	*
	Kristian M. Gathright	6,500	*

	Above directors and executive officers as a group	615,383	1.52%

Series C Convertible Preferred Shares	Glade M. Knight	956,750	75.22%
(voting—representing approximately 3% of voting securities)	Justin G. Knight	25,000	1.97%
	David S. McKenney	25,000	1.97%
	Kristian M. Gathright	25,000	1.97%

	Above directors and executive officers as a group	1,031,750	81.11%

*	Less than one percent of class.
(1)	A director or executive officer not listed above for a particular class of securities holds no securities of such class. The Series A Preferred Shares were issued as part of the Company’s best efforts offering of Units. Each Unit consists of one Common Share and one Series A Preferred Share. The Series A Preferred Shares have no voting rights and are not separately tradable from the Common Shares to which they relate. The Series C Convertible Preferred Shares were issued in connection with a merger transaction, effective as of January 31, 2003, in which the Company acquired Apple Suites, Inc. The Series C Convertible Preferred Shares were issued in exchange for all of the then outstanding Series B Preferred Shares and are convertible into Common Shares upon certain future events.
(2)	Amounts shown for those directors other than Glade M. Knight consist entirely of securities that may be acquired upon the exercise of options, although no options have been exercised to date.
(3)	Percentages are rounded to two decimal places as appropriate. Aggregate percentages are rounded based on actual amounts (and may not equal the sum of separately rounded percentages).

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length and the results of the Company’s operations could be different if these transactions were conducted with non-related parties.

The Company, through a wholly owned subsidiary, has an advisory agreement with Apple Hospitality Five Advisors, Inc., (AFA), whereby the Company receives advisory fee revenue equal to 0.1% to 0.25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for Company personnel performing management, advisory and real estate acquisition due diligence services for Apple Hospitality Five, Inc. For the year ended December 31, 2006, the Company received advisory fee revenue in the amount of $1.2 million under this agreement. AFA is 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.

The Company also provides support services to Apple Six Advisors, Inc. (A6A), Apple Hospitality Five Inc., Apple REIT Six, Inc. and Apple REIT Seven, Inc. A6A provides day to day advisory and real estate due diligence services to Apple REIT Six, Inc. A6A is 100% owned by Mr. Knight. Each of these companies have agreed to reimburse the Company for its costs in providing these services. For the year ended December 31, 2006, the Company has received reimbursement of its costs totaling approximately $3.2 million. Mr. Knight is Chairman, Chief Executive Officer and President of Apple Hospitality Five, Inc., Apple REIT Six, Inc. and Apple REIT Seven, Inc. In addition, the members of the Company’s Board of Directors are also members of the Board of Directors for Apple Hospitality Five, Inc., Apple REIT Six, Inc. or Apple REIT Seven, Inc.

Board of Directors. The Company’s Board of Directors has determined that all of the Company’s directors, except Mr. Knight, are “independent” within the meaning of the rules of the New York Stock Exchange (which the Company, although not listed on a national exchange, has adopted for purposes of determining such independence). In making this determination, the Board considered all relationships between the director and the Company, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships.

The Board has adopted a standard that a director is not independent (a) if he or she receives any personal financial benefit from, on account of or in connection with a relationship between the Company and the director (excluding directors fees and options), (b) if he or she is a partner, officer, employee or managing member of an entity that has a business or professional relationship with, and that receives compensation from, the Company, or (c) if he or she is a non-managing member or shareholder of such an entity and owns 10% or more of the membership interests or common stock of that entity. The Board may determine that a director with a business or other relationship that does not fit within the categorical standard described in the immediately preceding sentence is nonetheless independent, but in that event, the Board is required to disclose the basis for its determination in the Company’s then current annual proxy statement. In addition, the Board has voluntarily adopted, based on rules of the New York Stock Exchange, certain conditions that prevent a director from being considered independent while the condition lasts and then for three years thereafter.

Item 14. Principal Accounting Fees and Services

The firm of Ernst & Young LLP served as independent auditors for the Company in 2006. Independent accounting fees for each of the last two fiscal years are shown in the table below:

Year	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees
2005	$335,000	—	—	—
2006	$327,000	—	—	—

All services rendered by Ernst & Young LLP are permissible under applicable laws and regulations and the annual audit of the Company was pre-approved by the Audit Committee, as required by applicable law. The nature of the services categorized in the preceding table are described below:

Audit Fees. These are fees for professional services rendered for the audit of the Company’s annual financial statements, reviews of the financial statements included in the Company’s Form 10-Q filings or services normally provided by the independent auditor in connection with statutory or regulatory filings or engagements.

Audit-Related Fees. These are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. Such services include accounting consultations and required agreed-upon procedure engagements.

Tax Fees. Such services, while not currently provided to the Company by Ernst & Young LLP, would include tax compliance, tax advice and tax planning.

All Other Fees. These are fees for other permissible work that does not meet the above category descriptions. Such services include information technology and technical assistance provided to the Company.

These accounting services are actively monitored (as to both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in the core area of accounting work by Ernst & Young LLP, which is the audit of the Company’s consolidated financial statements.

Pre-Approval Policy for Audit and Non-Audit Services. In accordance with the Sarbanes-Oxley Act of 2002, all audit and non-audit services provided to the Company by its independent auditors must be pre-approved by the Audit Committee. As authorized by that statute, the Audit Committee has delegated to the Chairperson of the Audit Committee the authority to pre-approve up to $25,000 in audit and non-audit services. This authority may be exercised when the Audit Committee is not in session. Any decisions by the Chairperson of the Audit Committee under this delegated authority will be reported at the next meeting of the Audit Committee. All services reported in the preceding fee-table for fiscal years 2005 and 2006 were pre-approved by the full Audit Committee, as required by then applicable law.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements of Apple Hospitality Two, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

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

Incorporated herein by reference are the exhibits listed under “Exhibits Index” to this Report

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2006

(Dollars in thousands)

Description	Encumbrances	Initial Cost		Subsequently Capitalized Bldg. Imp. & FF&E	Total Gross Cost(1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Guestrooms
		Land	Bldg./ FF&E
Akron, Ohio	$5,373	$597	$3,665	$2,437	$6,699	$(1,511)	1987	August 2002	3 – 39 yrs.	112
Arcadia, California	14,613	2,284	6,380	2,178	10,842	(1,853)	1989	August 2002	3 – 39 yrs.	120
Atlanta, Georgia	3,908	1,757	10,360	1,419	13,536	(2,216)	1990	September 2001	3 – 39 yrs.	126
Atlanta/Buckhead, Georgia	825	4,568	9,087	425	14,080	(1,762)	1997	January 2003	3 – 39 yrs.	92
Atlanta/Cumberland, Georgia	4,606	2,202	8,618	1,364	12,184	(1,610)	1990	January 2003	3 – 39 yrs.	124
Atlanta/Peachtree, Georgia	2,579	953	3,629	862	5,444	(924)	1990	January 2003	3 – 39 yrs.	92
Bakersfield, California	3,474	1,870	7,567	1,473	10,910	(1,904)	1990	September 2001	3 – 39 yrs.	114
Baltimore, Maryland	8,291	1,601	15,553	1,283	18,437	(2,400)	1998	January 2003	3 – 39 yrs.	147
Birmingham, Alabama	5,484	1,227	4,349	2,417	7,993	(1,462)	1986	August 2002	3 – 39 yrs.	128
Boca Raton, Florida	3,690	1,360	3,871	2,738	7,969	(865)	1988	August 2002	3 – 39 yrs.	120
Boston, Massachusetts	6,080	4,707	12,730	2,042	19,479	(2,831)	1989	September 2001	3 – 39 yrs.	130
Boston, Massachusetts	4,546	1,193	4,774	2,306	8,273	(1,624)	1989	August 2002	3 – 39 yrs.	96
Boulder, Colorado	9,861	3,428	12,532	791	16,751	(1,906)	1991	January 2003	3 – 39 yrs.	112
Boulder, Colorado	5,625	1,179	8,538	3,685	13,402	(2,720)	1986	March 2002	3 – 39 yrs.	128
Buckhead, Georgia	4,781	3,231	4,267	2,526	10,024	(1,650)	1987	March 2002	3 – 39 yrs.	136
Chesterfield, Missouri	2,625	1,148	3,480	2,438	7,066	(1,170)	1986	March 2002	3 – 39 yrs.	104
Cincinatti, Ohio	4,343	1,573	5,472	1,446	8,491	(1,237)	1990	September 2001	3 – 39 yrs.	118
Clearwater, Florida	5,527	2,687	8,108	1,178	11,973	(1,411)	1998	January 2003	3 – 39 yrs.	112
Clearwater, Florida	3,484	1,759	3,266	2,063	7,088	(1,179)	1986	August 2002	3 – 39 yrs.	88
Columbia, South Carolina	4,310	475	5,732	2,496	8,703	(1,864)	1988	August 2002	3 – 39 yrs.	128
Columbus North, Ohio	1,641	641	3,527	576	4,744	(819)	1985	March 2002	3 – 39 yrs.	96
Concord, California	5,645	4,937	16,804	1,407	23,148	(3,233)	1989	September 2001	3 – 39 yrs.	126
Costa Mesa, California	7,032	3,773	6,825	3,323	13,921	(2,050)	1986	March 2002	3 – 39 yrs.	144
Cumberland, Georgia	2,813	1,938	3,622	2,139	7,699	(962)	1987	March 2002	3 – 39 yrs.	130
Dallas, Texas	4,777	1,397	8,271	2,829	12,497	(1,800)	1989	September 2001	3 – 39 yrs.	120
Dallas/Addison, Texas	5,067	2,059	8,511	984	11,554	(1,527)	1990	January 2003	3 – 39 yrs.	120
Dallas/Las Colinas, Texas	5,251	2,772	9,592	679	13,043	(1,620)	1990	January 2003	3 – 39 yrs.	136
Dallas/Plano, Texas	2,303	521	5,219	684	6,424	(1,108)	1997	January 2003	3 – 39 yrs.	99
Dayton North, Ohio	1,359	320	2,539	285	3,144	(502)	1987	March 2002	3 – 39 yrs.	64
Dayton South, Ohio	2,860	443	4,353	2,216	7,012	(1,579)	1985	March 2002	3 – 39 yrs.	96
Deerfield, Illinois	7,971	1,442	6,665	2,079	10,186	(1,897)	1989	August 2002	3 – 39 yrs.	128
Detroit, Michigan	2,303	508	4,543	632	5,683	(969)	1990	January 2003	3 – 39 yrs.	76
Dulles/Washington, D.C.	6,942	2,419	15,104	897	18,420	(1,831)	1998	January 2003	3 – 39 yrs.	109
Dunwoody, Georgia	2,578	1,988	4,725	1,019	7,732	(1,245)	1984	March 2002	3 – 39 yrs.	144
Greensboro, North Carolina	4,797	1,518	5,211	1,255	7,984	(967)	1987	August 2002	3 – 39 yrs.	128
Houston, Texas	4,343	960	8,903	1,566	11,429	(2,099)	1990	September 2001	3 – 39 yrs.	110
Irvine, California	12,547	2,904	6,049	2,306	11,259	(1,913)	1989	August 2002	3 – 39 yrs.	112
Jackson, Mississippi	2,764	897	8,271	550	9,718	(1,190)	1997	January 2003	3 – 39 yrs.	91

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2006

(Dollars in thousands)

	Encumbrances	Initial Cost		Subsequently Capitalized Bldg. Imp. & FF&E	Total Gross Cost(1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Guestrooms
Description		Land	Bldg./ FF&E
Jackson, Mississippi	$3,306	$786	$4,125	$2,357	$7,268	$(1,455)	1986	August 2002	3 – 39 yrs.	120
Jacksonville, Florida	4,797	566	4,001	2,800	7,367	(1,530)	1986	August 2002	3 – 39 yrs.	112
Kalamazoo, Michigan	3,875	1,313	3,896	1,545	6,754	(1,151)	1989	August 2002	3 – 39 yrs.	83
La Jolla, California	18,423	17,255	11,854	7,321	36,430	(4,927)	1986	March 2002	3 – 39 yrs.	288
Lombard, Illinois	5,063	1,166	5,740	1,898	8,804	(1,822)	1987	March 2002	3 – 39 yrs.	144
Long Beach, California	10,875	7,325	11,597	3,705	22,627	(2,114)	1987	March 2002	3 – 39 yrs.	216
Lubbock, Texas	2,460	410	2,754	1,488	4,652	(988)	1986	August 2002	3 – 39 yrs.	80
Memphis, Tennessee	2,495	2,038	4,755	1,019	7,812	(858)	1986	August 2002	3 – 39 yrs.	105
Meriden, Connecticut	3,908	—	9,092	1,045	10,137	(1,977)	1989	September 2001	3 – 39 yrs.	106
Montgomery, Alabama	2,171	965	5,025	916	6,906	(1,127)	1990	September 2001	3 – 39 yrs.	94
Pensacola, Florida	3,484	336	2,297	1,767	4,400	(1,592)	1985	August 2002	3 – 39 yrs.	64
Philadelphia, Pennsylvania	5,884	1,395	5,650	2,377	9,422	(1,747)	1988	August 2002	3 – 39 yrs.	88
Philadelphia/Malvern, Pennsylvania	825	—	16,285	444	16,729	(2,270)	1998	January 2003	3 – 39 yrs.	123
Placentia, California	7,528	3,397	4,663	2,168	10,228	(1,681)	1988	August 2002	3 – 39 yrs.	112
Portland, Oregon	4,431	3,095	7,705	382	11,182	(940)	1998	January 2003	3 – 39 yrs.	123
Redmond, Washington	18,768	6,777	27,736	1,587	36,100	(3,356)	1990	January 2003	3 – 39 yrs.	180
Richmond, Virginia	5,067	790	9,035	674	10,499	(1,532)	1998	January 2003	3 – 39 yrs.	123
Salt Lake City, Utah	2,303	377	5,142	421	5,940	(993)	1996	January 2003	3 – 39 yrs.	98
San Ramon, California	4,777	3,448	15,542	498	19,488	(2,607)	1989	September 2001	3 – 39 yrs.	106
Santa Fe, New Mexico	7,922	1,411	4,840	2,519	8,770	(1,031)	1986	August 2002	3 – 39 yrs.	120
Sharonville, Ohio	1,875	2,087	3,790	3,849	9,726	(2,194)	1985	March 2002	3 – 39 yrs.	144
Shreveport, Louisiana	3,985	298	2,503	1,151	3,952	(513)	1983	August 2002	3 – 39 yrs.	72
Southfield, Michigan	4,125	1,738	3,869	1,231	6,838	(1,235)	1987	March 2002	3 – 39 yrs.	144
St. Louis, Missouri	4,431	2,099	9,712	524	12,335	(1,138)	2000	January 2003	3 – 39 yrs.	145
St. Louis/Galleria, Missouri	6,141	1,970	5,554	3,347	10,871	(1,715)	1986	March 2002	3 – 39 yrs.	152
Corporate FF&E	—	—	144	49	193	(130)

Investment in hotels	$325,937	$132,278	$458,018	$110,075	$700,371	$(104,033)				7,498

	2006	2005	2004		2006	2005	2004
Real estate owned:				Accumulated depreciation:
Balance as of January 1(2)	$673,818	$665,358	$643,516	Balance as of January 1(2)	$76,381	$50,966	$26,898
Improvements	27,315	8,460	21,842	Depreciation expense	27,796	25,415	24,068
Disposals	(762)	—	—	Disposals	(144)	—	—

Balance at December 31	$700,371	$673,818	$665,358	Balance at December 31	$104,033	$76,381	$50,966

(1)	The cost basis for Federal Income Tax purposes approximates the basis used in this schedule.
(2)	Does not include properties held for sale—Las Vegas, Spartanburg and Charlotte Residence Inns.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE HOSPITALITY TWO, INC.

By:	/s/ GLADE M. KNIGHT	Date: March 7, 2007
Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: March 7, 2007
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Glade M. Knight	Date: March 7, 2007
Glade M. Knight, Director

By:	/s/ Glenn W. Bunting, Jr.	Date: March 7, 2007
Glenn W. Bunting, Jr., Director

By:	/s/ Lisa B. Kern	Date: March 7, 2007
Lisa B. Kern, Director

By:	/s/ Bruce H. Matson	Date: March 7, 2007
Bruce H. Matson, Director

By:	/s/ Michael S. Waters	Date: March 7, 2007
Michael S. Waters, Director

By:	/s/ Robert M. Wily	Date: March 7, 2007
Robert M. Wily, Director

Exhibit Index

2.1	Agreement and Plan of Merger dated as of October 24, 2002 by and between Apple Hospitality Two, Inc., Hospitality Acquisition Company and Apple Suites, Inc. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 25, 2002; SEC File No. 333-53984).

2.2	Agreement and Plan of Merger dated as of November 28, 2001 by and between Apple Hospitality Two, Inc., Marriott Residence Inn Limited Partnership, AHT Res Acquisition, L.P. and RIBM One LLC. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

2.3	Certificate of Merger dated March 28, 2002 (with effective date of March 29, 2002) for merger of AHT Res Acquisition, L.P. with and into Marriott Residence Inn Limited Partnership. (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

2.4	Agreement and Plan of Merger dated as of April 30, 2002 by and among Apple Hospitality Two, Inc., AHT Res II Acquisition, L.P., RIBM Two LLC and Marriott Residence Inn II Limited Partnership. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

2.5	Certificate of Merger dated August 28, 2002 for merger of AHT Res II Acquisition, L.P. with and into Marriott Residence Inn II Limited Partnership (as surviving entity). (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form S-4 filed on December 19, 2002; SEC File No. 333-101194).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Form 10-Q filed on August 4, 2005; SEC File No. 000-49748).

4.1	Acknowledgment, Waiver, Consent and Amendment dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Borrower), LaSalle Bank National Association (f/k/a LaSalle National Bank), as Trustee for Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 1996-MD V (Lender). (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

4.2	Facility Mortgagee Agreement dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Borrower), AHM Res II Limited Partnership (Tenant), Apple Hospitality Two, Inc. and LaSalle Bank National Association (f/k/a LaSalle National Bank), as Trustee for Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 1996-MD V (Lender). (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

4.3	Supplemental Assignment of Leases and Rents dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Borrower) and LaSalle Bank National Association (f/k/a LaSalle National Bank), as Trustee for Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 1996-MD V (Lender). (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

4.4	Supplemental Security Agreement dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Debtor) and LaSalle Bank National Association (f/k/a LaSalle National Bank), as Trustee for Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 1996-MD V (Secured Party). (Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

4.5	Tenant Security Agreement dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership (Secured Party) and AHM Res II Limited Partnership (Debtor). (Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

4.6	Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing, dated as of November 28, 2000 from RedInn Hotel, L.P. to TransNation Title Insurance Company for the benefit of GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

4.7	Deed Of Trust Note, dated November 28, 2000, in the original principal amount of $20,500,000 and made payable to the order of GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

4.8	Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing, dated as of November 28, 2000 from RedInn Hotel, L.P. to TransNation Title Insurance Company for the benefit of GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

4.9	Assumption and Modification Agreement, dated January 17, 2003, by and among Wells Fargo Bank Minnesota, N.A., GMAC Commercial Mortgage Securities, Inc., RedInn Hotel, L.P., AHT Redmond, Inc., W.I. Realty, L.C., W.I. Realty I, L.P., Apple Hospitality Two, Inc. and AHM-SPE I, Inc. (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

4.10	Promissory Note dated November 10, 2004 made by Marriott Residence Inn II Limited Partnership in favor of Wachovia Bank, National Association in principal sum of $4,875,000.00 (incorporated by reference to Exhibit 4.10 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

4.11	Schedule setting forth information on twenty additional and substantially identical Promissory Notes (substantially identical to Exhibit 4.10 in this filing) (incorporated by reference to Exhibit 4.11 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

4.12	Mortgage and Security Agreement, made as of November 10, 2004 by Marriott Residence Inn II Limited Partnership to Wachovia Bank, National Association regarding property located in Jacksonville, Florida (incorporated by reference to Exhibit 4.12 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

4.13	Schedule setting forth information on ten additional and substantially identical mortgages (substantially identical to Exhibit 4.12 in this filing) (incorporated by reference to Exhibit 4.13 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

4.14	Open-End Mortgage and Security Agreement, made as of November 10, 2004 by AHT Residence Inn II Limited Partnership to Wachovia Bank, National Association regarding property located in Akron/Copley, Ohio (incorporated by reference to Exhibit 4.14 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

4.15	Schedule setting forth information on nine additional and substantially identical mortgages (substantially identical to Exhibit 4.14 in this filing) (incorporated by reference to Exhibit 4.15 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

4.16	Assignment of Leases, Rents and Profits, made as of November 10, 2004 by Marriott Residence Inn II Limited Partnership in favor of Wachovia Bank, National Association regarding property located in Jacksonville, Florida (incorporated by reference to Exhibit 4.16 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

4.17	Schedule setting forth information on twenty additional and substantially identical Assignments of Leases, Rents and Profits (substantially identical to Exhibit 4.16 in this filing) (incorporated by reference to Exhibit 4.17 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

10.1	Advisory Agreement between the Registrant and Apple Suites Advisors (incorporated by reference to Exhibit 10.1 to Amended Registration Statement on Form S-11 (File No. 333-53984) filed on May 22, 2002).

10.2	First Amendment to Advisory Agreement between the Registrant and Apple Suites Advisors (incorporated by reference to Exhibit 10.2 to Amended Registration Statement on Form S-11 (File No. 333-53984) filed on May 22, 2002).

10.3	Property Acquisition/Disposition Agreement between the Registrant and Apple Suites Realty (incorporated by reference to Exhibit 10.3 to Amended Registration Statement on Form S-11 (File No. 333-53984) filed on May 22, 2002).

10.4	Apple Hospitality Two, Inc. 2001 Incentive Plan (incorporated by reference to Exhibit 10.4 to Amended Registration Statement on Form S-11 (File No. 333-53984) filed on May 22, 2002).*

10.5	Apple Hospitality Two, Inc. 2001 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-11 (File No. 333-84098) filed on May 22, 2002).*

10.6	Purchase Agreement between Residence Inn III LLC, as Seller, and Apple Hospitality Two, Inc., as Purchaser, dated as of May 18, 2001 (incorporated by reference to Exhibit 10.1 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001).

10.7	Amendment and Joinder to Purchase Agreement entered into by Residence Inn III LLC and Apple Hospitality Two, Inc., and Joined in by Marriott Residence Inn USA Limited Partnership, as Seller, dated as of July 30, 2001 (incorporated by reference to Exhibit 10.2 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001).

10.8	Second Amendment and Joinder to Purchase Agreement entered into by Residence III LLC, Apple Hospitality Two, Inc. and Marriott Residence Inn USA Limited Partnership, and Joined in by Crestline Capital Corporation, CC USAGP LLC, CCMH Desert Springs Corporation and CCRI USA LLC, dated as of August 31, 2001 (incorporated by reference to Exhibit 10.3 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001).

10.9	Consent and Amendment Agreement with Release by and between Wells Fargo Bank Minnesota, N.A., as Trustee for the registered certificate holders of certain Commercial Mortgage Pass-Through Certificates, Series 2000-2, and Residence Inn III LLC, dated as of September 28, 2001 (incorporated by reference to Exhibit 10.4 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001).

10.10	Environmental Indemnity Agreement by Apple Hospitality Two, Inc. and Apple Suites Advisors in favor of Wells Fargo Bank Minnesota, N.A., as Trustee for the registered certificate holders of certain Commercial Mortgage Pass-Through Certificates, Series 2000-2, dated as of September 28, 2001 (incorporated by reference to Exhibit 10.5 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001).

10.11	Master Hotel Lease Agreement by and between Residence Inn III LLC and Apple Hospitality Management, dated as of September 28, 2001 (incorporated by reference to Exhibit 10.6 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001).

10.12	Amended And Restated Management Agreement by and between Apple Hospitality Management, Inc. and Residence Inn By Marriott, Inc., dated as of September 28, 2001 (incorporated by reference to Exhibit 10.7 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001).

10.13	Owner Agreement, by and between Residence Inns III LLC, Apple Hospitality Management, Inc. and Residence Inn By Marriott, Inc., dated as of September 28, 2001 (incorporated by reference to Exhibit 10.8 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001).

10.14	Non-Disturbance Agreement and Consent of Manager by Apple Hospitality Management, Inc. and Residence Inn III LLC to Wells Fargo Bank Minnesota, N.A., as Trustee for the registered certificate holders of certain Commercial Mortgage Pass-Through Certificates, Series 2000-2, consented and agreed to by Residence Inn By Marriott, Inc., dated as of September 28, 2001 (incorporated by reference to Exhibit 10.9 as included in Amendment No. 1 to Current Report on Form 8-K (File No. 333-53984) originally filed on October 16, 2001).

10.15	Consent to Merger dated as of March 29, 2002 by and between Marriott Residence Inn Limited Partnership, AHT Res I GP, Inc., RIBM One LLC, AHM Res I Limited Partnership and LaSalle Bank National Association, as Trustee for Mortgage Pass-Through Certificates Series 1996-2. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.16	Consent to Merger dated as of March 29, 2002 by and between Marriott Residence Inn Limited Partnership, AHT Res I GP, Inc., RIBM One LLC, AHM Res I Limited Partnership and LaSalle Bank National Association, as Indenture Trustee for the benefit of the Holders of iStar Asset Receivables Trust Collateralized Mortgage Bonds Series 2000-1. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.17	Amendment and Restatement of Management Agreement dated as of March 29, 2002 by and between Residence Inn by Marriott, Inc. and AHM Res I Limited Partnership. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.18	Owner Agreement dated as of March 29, 2002 by and between Marriott Residence Inn Limited Partnership, AHM Res I Limited Partnership and Residence Inn By Marriott, Inc. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.19	Limited Partnership Agreement of AHM Res I Limited Partnership (a subsidiary of registrant leasing real property). (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.20	Limited Liability Company Operating Agreement of Residence Inn III LLC (a subsidiary of registrant owning real property). (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.21	Amendment to Limited Liability Company Operating Agreement of Residence Inn III LLC. (Incorporated by reference to Exhibit of the same number to Current Report on Form 8-K filed on April 15, 2002; SEC File No. 333-53984).

10.22	Amended and Restated Management Agreement dated as of August 28, 2002 by AHM Res II Limited Partnership and Residence Inn By Marriott, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.23	Master Hotel Lease Agreement dated as of August 28, 2002 by and between Marriott Residence Inn II Limited Partnership and AHM Res II Limited Partnership (regarding 22 hotels). (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.24	Schedule setting forth information on a substantially identical Master Hotel Lease Agreement (regarding one hotel). (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.25	Amended and Restated Certificate of Limited Partnership of Marriott Residence Inn II Limited Partnership (a subsidiary of registrant owning real property). (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.26	Amended and Restated Limited Partnership Agreement of Marriott Residence Inn II Limited Partnership (a subsidiary of registrant owning real property). (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.27	Amended and Restated Certificate of Limited Partnership of AHM Res II Limited Partnership (a subsidiary of registrant Leasing real property). (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.28	Amended and Restated Limited Partnership Agreement of AHM Res II Limited Partnership (a subsidiary of registrant leasing real property). (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on September 12, 2002; SEC File No. 333-53984).

10.29	Hotel Lease Agreement, dated January 17, 2003, by and between AHT Redmond, Inc. and AHM-SPE I, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

10.30	Management Agreement, dated January 28, 1998, by RedInn Hotel, L.P. and Residence Inn By Marriott, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

10.31	Assignment, Assumption and Amendment of Management Agreement, dated as of January 17, 2003, by and among RedInn Hotel, L.P., AHM-SPE I, Inc. and Residence Inn By Marriott, Inc. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

10.32	Owner Agreement, dated as of January 17, 2003, by and among AHT Redmond, Inc., AHM-SPE I, Inc. and Residence Inn By Marriott, Inc. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on February 3, 2003; SEC File No. 000-49748).

10.33	Environmental Indemnity Agreement, made as of November 10, 2004 jointly and severally by Marriott Residence Inn II Limited Partnership and Apple Hospitality Two, Inc., in favor of Wachovia Bank, National Association regarding property located in Jacksonville, Florida (incorporated by reference to Exhibit 10.33 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

10.34	Schedule setting forth information on twenty additional and substantially identical Environmental Indemnity Agreements (substantially identical to Exhibit 10.33 in this filing) (incorporated by reference to Exhibit 10.34 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

10.35	Indemnity and Guaranty Agreement, made as of November 10, 2004 by Apple Hospitality Two, Inc., in favor of Wachovia Bank, National Association regarding property located in Jacksonville, Florida (incorporated by reference to Exhibit 10.35 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

10.36	Schedule setting forth information on twenty additional and substantially identical Indemnity and Guaranty Agreements (substantially identical to Exhibit 10.35 in this filing) (incorporated by reference to Exhibit 10.36 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

10.37	Assignment of Contracts and Permits, made as of November 10, 2004, from Marriott Residence Inn II Limited Partnership to Wachovia Bank, National Association regarding property located in Jacksonville, Florida (incorporated by reference to Exhibit 10.37 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

10.38	Schedule setting forth information on twenty additional and substantially identical Assignments of Contracts and Permits (substantially identical to Exhibit 10.37 in this filing) (incorporated by reference to Exhibit 10.38 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

10.39	Hotel Lease Agreement, effective as of November 10, 2004 between Marriott Residence Inn II Limited Partnership and AHM Res II Limited Partnership regarding property located in Jacksonville, Florida (incorporated by reference to Exhibit 10.39 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

10.40	Schedule setting forth information on twenty two additional and substantially identical Hotel Lease Agreements (substantially identical to Exhibit 10.39 in this filing) (incorporated by reference to Exhibit 10.40 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

10.41	First Amendment to Amended and Restated Management Agreement, dated as of November 10, 2004, by and between Residence Inn by Marriott, Inc. and AHM Res II Limited Partnership (incorporated by reference to Exhibit 10.41 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

10.42	First Amendment to Owner Agreement, dated as of November 10, 2004, by and among Marriott Residence Inn II Limited Partnership, AHM Res II Limited Partnership, AHT Residence Inn II Limited Partnership, AHT Carolina Limited Partnership and Residence Inn by Marriott, Inc. (incorporated by reference to Exhibit 10.42 to Form 10-K filed on March 11, 2005; SEC File No. 000-49748).

10.43	Hotel Purchase and Sale Agreement dated September 27, 2006, by and between AHT Residence Inn II Limited Partnership and MRC I Funding Corporation (incorporated herein by reference to Exhibit 10.43 to Form 10-Q filed on November 3, 2006; SEC File No. 000-49748).

21.1	Subsidiaries of the Registrant (FILED HEREWITH).

23.1	Consent of Ernst & Young LLP (FILED HEREWITH).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

*	Denotes Compensation Plan.