Form 10-Q
period 2007-03-31
APPLE HOSPITALITY TWO INC
filed 2007-05-03
CIK 1132747

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-49748

APPLE HOSPITALITY TWO, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-2010305
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

814 EAST MAIN STREET RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

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

At May 1, 2007, there were 40,424,274 outstanding shares of common stock, no par value, of the registrant.

APPLE HOSPITALITY TWO, INC.

FORM 10-Q

This Quarterly report on Form 10-Q includes references to certain trademarks or service marks. Residence Inn by Marriott® trademark is the property of Marriott International, Inc. (“Marriott”). The Homewood Suites by Hilton® trademark is the property of Hilton Hotels Corporation (“Hilton”). For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Apple Hospitality Two, Inc.

Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	March 31, 2007	December 31, 2006
ASSETS
Investment in real estate, net of accumulated depreciation of $111,509 and $104,033, respectively	$596,017	$596,338
Hotels held for sale	12,197	12,197
Cash and cash equivalents	9,053	294
Restricted cash—Furniture, fixtures & equipment and other escrows	3,358	2,724
Due from third party managers	12,391	7,588
Other assets	4,079	3,552

TOTAL ASSETS	$637,095	$622,693

LIABILITIES
Notes payable-secured	$350,482	$329,236
Notes payable-secured hotel held for sale	20,212	20,296
Note payable-related party	—	3,855
Accounts payable & accrued expenses	3,155	3,783
Accounts payable-prior limited partners	8,510	8,510
Interest payable	1,388	1,143

TOTAL LIABILITIES	383,747	366,823

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 13,728,000 shares authorized, none issued and outstanding	—	—
Series A Preferred stock, no par value, authorized 200,000,000 shares; 40,424,274 and 40,433,204 shares outstanding, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; no shares outstanding	—	—
Series C convertible preferred stock, no par value, authorized 1,272,000 shares; issued and outstanding 1,272,000 and 1,272,000 shares, respectively	10,176	10,176
Common stock, no par value, authorized 200,000,000 shares; 40,424,274 and 40,433,204 shares outstanding, respectively	347,225	347,312
Distributions greater than net income	(104,053)	(101,618)

TOTAL SHAREHOLDERS’ EQUITY	253,348	255,870

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$637,095	$622,693

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended March 31, 2007	Three months ended March 31, 2006
REVENUES
Suite revenue	$55,591	$54,773
Other revenue	1,522	1,221
Reimbursed expenses	815	628

Total revenues	57,928	56,622

EXPENSES
Hotel operating expense	13,365	13,692
Hotel administrative expense	5,006	5,081
Sales and marketing	3,788	3,756
Utilities	3,271	3,176
Repair and maintenance	2,763	3,065
Franchise fees	1,713	1,654
Management fees	1,895	1,803
Chain services	973	937
Taxes, insurance and other	3,465	3,737
Reimbursed expense	815	628
General and administrative	572	643
Transaction advisory fees	1,075	20
Depreciation of real-estate owned	7,476	6,710

Total expenses	46,177	44,902

Operating income	11,751	11,720

Interest income	66	45
Interest expense	(6,229)	(6,309)

Income from continuing operations	5,588	5,456

Income from discontinued operations	840	855

Net income	$6,428	$6,311

Net income per common share:
From continuing operations	$0.13	$0.13
From discontinued operations	0.02	0.02

	$0.15	$0.15

Weighted average shares outstanding (basic and diluted)	41,698	41,706

Distributions paid per common share	$0.21	$0.20

See notes to consolidated financial statements.

Apple Hospitality Two, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31, 2007	Three months ended March 31, 2006
Cash flow from operating activities:
Net income	$6,428	$6,311
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, including discontinued operations	7,476	6,789
Amortization of notes payable and deferred financing costs	(88)	(44)
Changes in operating assets and liabilities:
Due from/to third party managers	(4,803)	(3,940)
Debt service and other escrows	147	(241)
Other assets	(605)	16
Interest payable	245	46
Accrued expenses	(325)	(494)

Net cash provided by operating activities	8,475	8,443

Cash flow (used in) provided by investing activities:
(Increase) decrease in cash restricted for capital improvements	(781)	830
Capital improvements	(7,458)	(5,737)
Net cash proceeds from sales of hotels	—	5,572
Decrease in deposits on capital improvement projects	59	2,002

Net cash (used in) provided by investing activities	(8,180)	2,667

Cash (used in) provided by financing activities:
Proceeds from issuance of common stock	2,526	2,352
Redemption of common stock	(2,613)	(2,563)
Payment of financing costs	(102)	(75)
Payment of note payable—related party	(3,855)	—
Repayment of secured notes payable	(1,979)	(1,838)
Net proceeds from (payments on) secured line of credit	23,350	(1,000)
Cash distributions paid to shareholders	(8,863)	(8,345)

Net cash provided by (used in) financing activities	8,464	(11,469)

Increase (decrease) in cash and cash equivalents	8,759	(359)
Cash and cash equivalents, beginning of period	294	415

Cash and cash equivalents, end of period	$9,053	$56

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s December 31, 2006 Annual Report on Form 10-K. Operating results for three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Organization

Apple Hospitality Two, Inc. (the “Company”), a Virginia corporation, was formed on January 17, 2001, and its first investor closing was on May 1, 2001. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

At March 31, 2007, the Company owned 64 extended-stay hotels and is operated as and has annually elected to be taxed as a real estate investment trust (“REIT”). The REIT Modernization Act, effective January 1, 2001, permits a REIT to establish taxable businesses to conduct certain previously disallowed business activities. The Company has formed wholly-owned taxable REIT subsidiaries, and has leased all of its hotels to these subsidiaries (collectively, the “Lessee”).

Income Taxes

Effective January 1, 2007, the Company adopted FASB (“Financial Accounting Standards Board”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This interpretation requires that income tax positions recognized in an entity’s tax returns have a more-likely-than-not chance of being sustained prior to recording the related tax benefit in the financial statements. Tax benefits would be derecognized if information became available which indicated that it was more-likely-than-not that the position would not be sustained. This interpretation did not have a material impact on the Company’s results of operations or statement of financial position.

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

Reclassifications

Due to the discontinued operations disclosed in Note 6, certain amounts in the 2006 consolidated financial statements have been reclassified in order to conform to the 2007 presentation with no effect on previously reported shareholders’ equity or net income.

Note 2

Potential Merger

In February 2007 the Company entered into a definitive merger agreement to be acquired by an affiliate of ING Clarion Partners, LLC (“ING”). In connection with these activities, the Company incurred $1.1 million in expenses in the three months ended March 31, 2007. ING completed its due diligence inspection period on April 16, 2007 and elected to proceed with the merger. As a result, the Company has mailed a proxy statement to its shareholders to solicit votes on the proposed merger. A shareholder meeting is scheduled for May 18, 2007 to vote on the transaction. As the merger agreement is subject to customary closing conditions, there can be no assurance that the merger agreement will not be terminated or that a merger will occur. If the closing conditions are satisfied, it is anticipated that the merger could close during the second quarter of 2007.

Note 3

Notes Payable

In February 2007, the Company increased the borrowing capacity of its short-term revolving line of credit from $15 million to $25 million. The line of credit was repaid and extinguished on April 20, 2007.

In February 2007, the Company also paid the outstanding balance of $3.9 million of its unsecured promissory note due to Mr. Glade Knight, the Company’s Chairman and Chief Executive Officer.

Note 4

Shareholders’ Equity

During 2003, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-served basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the Units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. In January 2007, the Company redeemed approximately 261,000 Units for a total cost of approximately $2.6 million. Pending a possible merger transaction of the Company, the Unit Redemption Program was suspended in February 2007.

Effective February 20, 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. During the three months ended March 31, 2007, approximately 253,000 Units were issued for a total of approximately $2.5 million. Pending a possible merger transaction of the Company, the dividend reinvestment plan was suspended in February 2007.

Note 5

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length and the results of the Company’s operations could be different if these transactions were conducted with non-related parties.

Through a wholly-owned subsidiary, the Company has an advisory agreement with Apple Hospitality Five Advisors, Inc. (“AFA”) whereby the Company receives advisory fee revenue equal to 0.1% to 0.25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for Company personnel performing advisory and real estate acquisition due diligence for Apple Hospitality Five, Inc. AFA is 100% owned by Mr. Glade M. Knight, the Company’s Chairman and Chief Executive Officer. For the three months ended March 31, 2007 and 2006, the Company earned advisory fee revenue of approximately $0.3 million and $0.2 million under this agreement. These amounts are included in other revenue.

The Company also provides support services to Apple Suites Realty Group, Inc. (“ASRG”), Apple Six Advisors, Inc. (“A6A”), Apple REIT Six, Inc., Apple Seven Advisors, Inc. (“A7A”) and Apple REIT Seven, Inc. A6A provides day to day advisory and real estate due diligence services to Apple REIT Six, Inc. A7A provides day to day advisory and real estate due diligence services to Apple REIT Seven, Inc. ASRG, A6A and A7A are 100% owned by Mr. Knight. ASRG provides real estate brokerage services to Apple Hospitality Five, Inc., Apple REIT Six, Inc. and Apple REIT Seven, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the three months ended March 31, 2007 and 2006, the Company received reimbursement of its costs totaling approximately $0.8 million and $0.6 million. Mr. Knight is Chairman and Chief Executive Officer of Apple Hospitality Five, Inc., Apple REIT Six Inc. and Apple REIT Seven, Inc. Additionally, the Company’s Board of Directors has members that are also on the Board of Directors of Apple Hospitality Five, Inc., Apple REIT Six, Inc., or Apple REIT Seven, Inc.

In February 2007, the Company paid the outstanding balance of $3.9 million of its unsecured promissory note due to Mr. Glade Knight, the Company’s Chairman and CEO.

Note 6

Discontinued Operations

In September 2006, the Company entered into an agreement to sell its Las Vegas, Nevada, Residence Inn. This hotel has been classified on the Consolidated Balance Sheet as “Hotels held for sale” as of March 31, 2007 and December 31, 2006, with a net book value of $12.2 million. The results of operations for this property for the three months ended March 31, 2007 and 2006 are classified on the Consolidated Statements of Operations in the line item “Income from discontinued operations”. The Company completed this transaction as expected in April 2007. The sale price was $65 million and the Company will recognize a gain on sale of approximately $52 million in the second quarter of 2007. Contemporaneous with the sale of the Las Vegas Residence Inn, the Company defeased the associated debt with outstanding principal of approximately $20.2 million. The total cost of defeasance was approximately $2.7 million.

In the first quarter of 2006, the Company completed the sale of two Residence Inn hotels. The results of operations from these hotels for the three months ended March 31, 2006 are also recognized as discontinued operations for the three months ended March 31, 2006.

The following table sets forth the components of income from discontinued operations for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31, 2007	Three months ended March 31, 2006
Total revenue	$2,259	$2,850
Hotel operating expenses	991	1,408
Taxes, insurance and other	79	154
Interest expense	349	354
Depreciation	—	79

Income from discontinued operations	$840	$855

Note 7

Subsequent Event

In April 2007, the Company declared and paid approximately $10.1 million, or $0.24 per share, in a distribution to its shareholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

Overview

The Company is a real estate investment trust (“REIT”) that owns upscale, extended-stay hotels. The Company was formed on January 17, 2001, with the first investor closing commencing on May 1, 2001. The Company owns 63 hotels in selected markets throughout the United States. The performance of the Company’s hotels can be influenced by many factors, including local hotel competition, local and national economic conditions and the performance of the individual managers assigned to its hotels. In evaluating financial condition and operating performance, the Company focuses on revenue measurements such as occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) and expenses such as hotel operating expenses, general and administrative expenses and other expenses described below.

During the first three months of 2007, the Company experienced improvements in operations as compared to the first three months of 2006. Better economic conditions in many of its markets led to a slight increase in RevPAR by 3% over the prior year and operational efficiencies led to reduced operating expenses. During the first quarter of 2006, the Company completed the sale of two of its Residence Inn properties. In September 2006, the Company committed to selling its Las Vegas, Nevada, Residence Inn. This transaction was completed in April 2007, subsequent to the end of the Company’s first quarter of 2007. The results of these properties have been included in discontinued operations for 2007 and 2006.

Results from Continuing Operations:

	Three months ended March 31, 2007 and 2006
(in thousands, except statistical information)	2007	% of hotel revenue	2006	% of hotel revenue	Percent change
Total hotel revenues	$57,113	100%	$55,994	100%	2%
Hotel direct expenses	32,774	57%	33,164	59%	-1%
Taxes, insurance and other expense	3,465	6%	3,737	7%	-7%
General and administrative	572	1%	643	1%	-11%
Depreciation	7,476	13%	6,710	12%	11%
Interest expense	6,229	11%	6,309	11%	-1%
ADR	$113		$105		8%
Occupancy	72%		76%		-5%
RevPAR	$82		$80		3%

Hotels Owned

All of the Company’s hotels are managed by Marriott or Hilton (“Manager”). At March 31, 2007, the Company owned 64 hotels, with a total of 7,690 suites. Of the 64 hotels, the Company owned 47 Residence Inn by Marriott properties consisting of 5,768 suites, and 17 Homewood Suites by Hilton properties consisting of 1,922 suites. The 192-suite Las Vegas Residence Inn was sold on April 20, 2007 and is excluded from the following table and is reported as held for sale in the Company’s financial statements.

City	State	Franchise/Brand	Date Acquired	# of Suites
Birmingham	Alabama	Residence Inn	August 2002	128
Montgomery	Alabama	Residence Inn	September 2001	94
Arcadia	California	Residence Inn	August 2002	120
Bakersfield	California	Residence Inn	September 2001	114
Concord	California	Residence Inn	September 2001	126
Costa Mesa	California	Residence Inn	March 2002	144
Irvine	California	Residence Inn	August 2002	112
La Jolla	California	Residence Inn	March 2002	288
Long Beach	California	Residence Inn	March 2002	216
Placentia	California	Residence Inn	August 2002	112
San Ramon	California	Residence Inn	September 2001	106
Boulder	Colorado	Homewood Suites	January 2003	112
Boulder	Colorado	Residence Inn	March 2002	128
Meriden	Connecticut	Residence Inn	September 2001	106
Clearwater	Florida	Homewood Suites	January 2003	112
Boca Raton	Florida	Residence Inn	August 2002	120
Clearwater	Florida	Residence Inn	August 2002	88
Jacksonville	Florida	Residence Inn	August 2002	112
Pensacola	Florida	Residence Inn	August 2002	64
Atlanta Airport	Georgia	Residence Inn	September 2001	126
Atlanta/Buckhead	Georgia	Residence Inn	March 2002	136
Atlanta/Buckhead	Georgia	Homewood Suites	January 2003	92
Atlanta/Cumberland	Georgia	Residence Inn	March 2002	130
Atlanta/Cumberland	Georgia	Homewood Suites	January 2003	124
Atlanta/Peachtree	Georgia	Homewood Suites	January 2003	92
Dunwoody	Georgia	Residence Inn	March 2002	144
Deerfield	Illinois	Residence Inn	August 2002	128
Lombard	Illinois	Residence Inn	March 2002	144
Shreveport	Louisiana	Residence Inn	August 2002	72
Baltimore	Maryland	Homewood Suites	January 2003	147
Boston	Massachusetts	Residence Inn	August 2002	96
Boston	Massachusetts	Residence Inn	September 2001	130
Detroit	Michigan	Homewood Suites	January 2003	76
Kalamazoo	Michigan	Residence Inn	August 2002	83
Southfield	Michigan	Residence Inn	March 2002	144
Jackson	Mississippi	Homewood Suites	January 2003	91
Jackson	Mississippi	Residence Inn	August 2002	120
St. Louis	Missouri	Homewood Suites	January 2003	145
Chesterfield	Missouri	Residence Inn	March 2002	104
Galleria	Missouri	Residence Inn	March 2002	152
Santa Fe	New Mexico	Residence Inn	August 2002	120
Greensboro	North Carolina	Residence Inn	August 2002	128
Akron	Ohio	Residence Inn	August 2002	112
Cincinnati	Ohio	Residence Inn	September 2001	118
Columbus North	Ohio	Residence Inn	March 2002	96
Dayton North	Ohio	Residence Inn	March 2002	64
Dayton South	Ohio	Residence Inn	March 2002	96
Sharonville	Ohio	Residence Inn	March 2002	144
Portland	Oregon	Homewood Suites	January 2003	123
Philadelphia/Malvern	Pennsylvania	Homewood Suites	January 2003	123
Philadelphia	Pennsylvania	Residence Inn	August 2002	88
Columbia	South Carolina	Residence Inn	August 2002	128
Memphis	Tennessee	Residence Inn	August 2002	105
Dallas/Addison	Texas	Homewood Suites	January 2003	120
Dallas/Las Colinas	Texas	Homewood Suites	January 2003	136
Dallas/Plano	Texas	Homewood Suites	January 2003	99
Dallas	Texas	Residence Inn	September 2001	120
Houston	Texas	Residence Inn	September 2001	110
Lubbock	Texas	Residence Inn	August 2002	80
Salt Lake City	Utah	Homewood Suites	January 2003	98
Richmond	Virginia	Homewood Suites	January 2003	123
Herndon	Virginia	Homewood Suites	January 2003	109
Redmond	Washington	Residence Inn	January 2003	180

				7,498

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length and the results of the Company’s operations could be different if these transactions were conducted with non-related parties.

Through a wholly-owned subsidiary, the Company has an advisory agreement with Apple Hospitality Five Advisors, Inc. (“AFA”) whereby the Company receives advisory fee revenue equal to 0.1% to 0.25% of total equity contributions received by Apple Hospitality Five, Inc., plus certain reimbursable expenses in exchange for Company personnel performing advisory and real estate acquisition due diligence for Apple Hospitality Five, Inc. AFA is 100% owned by Mr. Glade M. Knight, the Company’s Chairman and Chief Executive Officer. For the three months ended March 31, 2007 and 2006, the Company earned advisory fee revenue of approximately $0.3 million and $0.2 million, under this agreement. These amounts are included in other revenue.

The Company also provides support services to Apple Suites Realty Group, Inc. (“ASRG”), Apple Six Advisors, Inc. (“A6A”), Apple REIT Six, Inc., Apple Seven Advisors, Inc. (“A7A”) and Apple REIT Seven, Inc. A6A provides day to day advisory and real estate due diligence services to Apple REIT Six, Inc. A7A provides day to day advisory and real estate due diligence services to Apple REIT Seven, Inc. ASRG, A6A and A7A are 100% owned by Mr. Knight. ASRG provides real estate brokerage services to Apple Hospitality Five, Inc., Apple REIT Six, Inc. and Apple REIT Seven, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the three months ended March 31, 2007 and 2006, the Company received reimbursement of its costs totaling approximately $0.8 million and $0.6 million. Mr. Knight is Chairman and Chief Executive Officer of Apple Hospitality Five, Inc., Apple REIT Six Inc, and Apple REIT Seven, Inc. Additionally, the Company’s Board of Directors has members that are also on the Board of Directors of Apple Hospitality Five, Inc., Apple REIT Six, Inc., or Apple REIT Seven, Inc.

In February 2007, the Company paid the outstanding balance of $3.9 million of its unsecured promissory note due to Mr. Glade Knight, the Company’s Chairman and CEO.

Results of Operations

The Company’s financial results for the first three months of 2007 were slightly improved as compared to the same period in 2006. The improvement is due primarily to general economic improvements in the industry and increased operational efficiencies. The Company anticipates continued improvement in 2007 as compared to 2006. Since general economic conditions cannot be projected, there can be no assurances that the improvements will continue.

Revenues

The Company’s principal source of revenue is hotel suite revenue. For the three months ended March 31, 2007 and 2006, the Company had total hotel revenue from continuing operations of approximately $57.1 million and $56.0 million. For the three months ended March 31, 2007 the Company had an occupancy rate of 72% and achieved an ADR of $113 as compared to 76% occupancy and $105 ADR for the same period in 2006. RevPAR for the 2007 period was $82 as compared to $80 in 2006. ADR, or average daily rate, is calculated as room revenue divided by number of rooms sold, and RevPAR, or revenue per available room, is calculated as occupancy multiplied by ADR. The Company completed five significant renovations during the quarter resulting in approximately 6,200 room nights out of service. As a result of the renovations and the continued aggressive rate management, occupancy declined. With substantially all of the renovations now completed and general economic conditions favorable, the Company does not anticipate continued occupancy declines. However, the Company will continue to aggressively manage its room rates to maximize revenue.

Expenses

For the three months ended March 31, 2007 and 2006, hotel operating expenses from continuing operations totaled $32.8 million or 57% of total hotel revenue and $33.2 million or 59% of total hotel revenue. The decrease in expenses as a percentage of revenue was due primarily to the improved ADR and improved operational efficiencies at the properties.

Taxes, insurance and other expenses from continuing operations for the three months ended March 31, 2007 and 2006 were approximately $3.5 million or 6% of hotel revenue and $3.7 million or 7% of hotel revenue.

General and administrative expense (“G&A”) for the three months ended March 31, 2007 and 2006 was approximately $572,000 and $643,000 or 1% of hotel revenue in both quarters.

In 2005 the Company engaged UBS Investment Bank to assist in reviewing and evaluating various strategic alternatives for the Company. These alternatives included a possible sale of the Company, merger or listing on an exchange. As a result of these activities, the Company entered into a definitive merger agreement in February 2007 to be acquired by an affiliate of ING Clarion Partners, LLC (“ING”). In connection with these activities, the Company incurred $1.1 million in expenses in the three months ended March 31, 2007. ING completed its due diligence period on April 16, 2007 and elected to proceed with the merger. As a result, the Company has mailed a proxy statement to its shareholders to solicit votes on the proposed merger. A shareholder meeting is scheduled for May 18, 2007 to vote on the transaction. As the merger agreement is subject to customary closing conditions, there can be no assurance that the merger agreement will not be terminated or that a merger will occur. If the closing conditions are satisfied, it is anticipated that the merger could close during the second quarter of 2007.

Depreciation expense from continuing operations for the three months ended March 31, 2007 and 2006 was approximately $7.5 million and $6.7 million. Depreciation expense represents expense of the Company’s continuing 63 hotels and related personal property. The increase in depreciation is due to twelve major renovations the company has completed during the last 18 months.

Interest expense from continuing operations was $6.2 million and $6.3 million for the three months ended March 31, 2007 and 2006. In 2007, the Company capitalized interest of $167,000 associated with its current renovation program as compared to $128,000 being capitalized in 2006.

Liquidity and Capital Resources

Capital Requirements and Resources

The cash flow generated from the properties owned is the Company’s principal source of liquidity. In addition, the Company had borrowed $25.0 million from its revolving line of credit as of March 31, 2007. Approximately $12 million of the proceeds from this line of credit were used to fund capital improvements and pay the outstanding balance of $3.9 million of the note payable to Mr. Glade Knight. The remaining proceeds were used for working capital purposes.

The Company’s distribution policy is at the discretion of the Board of Directors and depends on several factors. The quarterly distribution rate for the three months ended March 31, 2007 was at a rate of $0.21 per Unit outstanding, which is paid quarterly. Distributions to shareholders will depend on income from operations. As a result there can be no assurance that income from operations will be sufficient to fund distributions at historic levels.

The Company has ongoing capital commitments to fund its capital improvements. The Company is required, under all management agreements with the Manager, to make available, for the repair, replacement, and refurbishing of furniture, fixtures, and equipment, an amount of at least 5% of total revenues provided that such amount may be used for its capital expenditures with respect to the hotels. During the three months ended March 31, 2007, the Company funded approximately $4.5 million in capital expenditures above the 5% to complete five renovations. The Company does not anticipate significant expenditures above its required amounts for the remainder of 2007.

The Company believes its liquidity and capital resources are adequate to meet its cash requirements for the foreseeable future. Although there can be no assurance, the Company believes its investment in renovations and improved economic conditions will allow the Company’s cash from operations to meet its planned distributions.

In September 2006, the Company entered into an agreement to sell its Las Vegas, Nevada, Residence Inn. This hotel has been classified on the Consolidated Balance Sheet as “Hotels held for sale” as of March 31, 2007 and December 31, 2006. The Company completed this transaction in April of 2007 for $65 million. The Company will recognize a gain on the sale of approximately $52 million in the second quarter of 2007. Contemporaneous with the sale of the Las Vegas Residence Inn, the Company defeased the associated debt with outstanding principal of approximately $20.2 million. The total cost of defeasance was approximately $2.7 million. Additionally, the Company used the proceeds from the sale to extinguish its $25 million line of credit.

Equity

During 2003, the Company instituted a Unit Redemption Program to provide limited interim liquidity to the Company’s shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-serve basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit (or the price that the shareholder actually paid for the Apple Suites, Inc. common shares, if the Units were acquired through the exchange of Apple Suites, Inc. common shares in the Company’s merger with Apple Suites, Inc.); or (2) $10.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. In January 2007, the Company redeemed approximately 261,000 Units for a total cost of approximately $2.6 million. Pending a possible merger transaction of the Company, the Unit Redemption Program was suspended in February 2007.

Effective February 20, 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. During the three months ended March 31, 2007, approximately 253,000 Units were issued for a total of approximately $2.5 million. Pending a possible merger transaction of the Company, the dividend reinvestment plan was suspended in February 2007.

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

Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted FASB (“Financial Accounting Standards Board”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This interpretation requires that income tax positions recognized in an entity’s tax returns have a more-likely-than-not chance of being sustained prior to recording the related tax benefit in the financial statements. Tax benefits would be derecognized if information became available which indicated that it was more-likely-than-not that the position would not be sustained. This interpretation did not have a material impact on the Company’s results of operations or statement of financial position.

Subsequent Event

In April 2007, the Company declared and paid approximately $10.1 million, or $0.24 per share, in a distribution to its shareholders.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2007, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

Unit Redemption Program

With its initial offering the Company instituted a Unit Redemption Program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $10.00 per Unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Redemption of Units, when requested, will be made quarterly on a first-come, first-served basis. Funding for the redemption of Units will come from the proceeds the Company receives from the sale of Units under its dividend reinvestment plan. In conjunction with the Company signing a definitive merger agreement in February 2007, the Company suspended its Unit Redemption Program. The following is a summary of redemptions during the first quarter of 2007:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 2007	261,459	$9.99	3,912,743	(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

Item 6.	Exhibits

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger among Apple Hospitality Two, Inc., Lion ES Hotels, LP and Lion AHT Merger, LP (Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed on February 22, 2007; SEC File No. 000-49748).

3.1	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to Amendment No.1 to Registration Statement on Form S-4 filed on December 19, 2002 filed by Apple Hospitality Two, Inc.; SEC File No. 333-101194).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3.2 to Form 10-Q filed on August 4, 2005; SEC File No. 000-49748).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE HOSPITALITY TWO, INC.

By:	/s/ Glade M. Knight	Date: May 3, 2007
Glade M. Knight,
Chairman of the Board, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bryan Peery	Date: May 3, 2007
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)